Form 10QSB
period 2006-07-31
First Source Data, Inc.
filed 2006-10-26
CIK 1350573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________

Commission file number: 333-131621

First Source Data, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada

20-1558589

(State or other jurisdiction of incorporation or organization)

(IRS Employer Identification No.)

155 Dalhousie Street, Suite 1111, Toronto, Ontario, Canada, M5B 2P7

(Address of principal executive offices)

(416) 214-1516

(Issuer’s telephone number)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

42,074,168 common shares as of October 26, 2006

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

INDEX

PART I.

FINANCIAL INFORMATION

            Page

Item 1.

Financial Statements

3

Item 2.

Management’s Discussion and Analysis

13

Item 3.

Controls and Procedures

15

PART II

OTHER INFORMATION

15

Item 1.

Legal Proceedings

15

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3.

Defaults Upon Senior Securities

15

Item 4.

Submission of Matters to a Vote of Security Holders

15

Item 5

Other Information

16

Item 6

Exhibits

16

SIGNATURE PAGE

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST SOURCE DATA, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

July 31, 2006 (Unaudited)

(Amounts expressed in US Dollars)

FIRST SOURCE DATA, INC.
(A Development Stage Company)
BALANCE SHEET AS 31 JULY 2006 AND 30 APRIL 2006
(Amounts expressed in US dollars)		31-Jul-06	30-Apr-06
	Notes	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents		92,137	135,702
Accounts Receivable		-	-
Prepaid Expenses and Deposits		48,476	48,863
Other Receivable		3,877	3,818
		144,490	188,383

Property & Equipment	5	10,110	12,158

TOTAL ASSETS		$ 154,600	$ 200,541

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Revenue Received in advance		46,900	46,900
Accounts Payable & Accruals		29,633	40,651
		76,533	87,551

COMMITMENTS AND CONTINGENCIES	6, 11

Stockholders' Equity:
Capital Stock
Authorized:
Common stock (50,000,000 @ par value of $ 0.001)
Issued:
Common stock	7	10,518	10,518
Paid in Capital		316,257	316,257
Unamortized stock-based compensation for stockholders	9	(40,520)	(45,320)

Deficit accumulated during development stage	(208,188)	(168,465)
	78,068	112,990

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 154,600	$ 200,541

The accompanying notes form an integral part of these financial statements.

On behalf of the Board of Directors:
/s/ Javed Mawji	/s/ Jueane Thiessen
Javed Mawji	Jueane Thiessen
Director and Chief Executive Officer	Director and Chief Financial Officer

FIRST SOURCE DATA, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2006 AND 2005, AND FROM JUNE 10, 2004 (SINCE INCEPTION) TO JULY 31, 2006
(Amounts expressed in US dollars)

		Cumulative
		Since Inception	For the Three Months
		(June 10, 2004	Ended July 31
	Notes	to July 31, 2006)	2006	2005

Revenue		532,400	-	132,000
Cost of goods sold		399,992	4,765	97,500
Gross margin		132,408	(4,765)	34,500

Expenses:
Selling and administrative		334,379	28,109	19,799
Depreciation		10,962	2,048	1,800
Research and development		11,455	4,800	-
		356,796	34,957	21,599

Profit/(Loss) from continuing operations before taxes		(224,388)	(39,722)	12,901
Income taxes		-	-	-
Loss from continuing operations		(224,388)	(39,722)	12,901
Income from discontinued operations, net		16,200	-	-
Net Loss for the Period		(208,188)	(39,722)	12,901

Net Loss per share from continuing operations
Basic			-	-
Diluted			-	-
Net Loss per share from discontinued operations
Basic			-	-
Diluted			-	-
Net Loss per share for the period
Basic			-	-
Diluted			-	-
Weighted average number of shares outstanding
Basic			10,518,542	10,517,183
Diluted			10,518,542	10,517,183

The accompanying notes form an integral part of these financial statements.

FIRST SOURCE DATA, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MAY 1, 2006 TO JULY 31, 2006, THE YEAR ENDED APRIL 30, 2006 AND THE PERIOD FROM JUNE 1, 2004 TO APRIL 30, 2005
(Amounts expressed in US dollars)
	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit accumul. during develop- ment stage	Unamortized stock-based compensation	Total Stock-holders' Equity
Balance as of June 10, 2004	-	-	-	-	-	-
Stock issued on June 10, 2004 for	9,016,667	9,017	18,033			27,050
cash at $ 0.003 a share
Stock issued in November 2004 for	70,000	70	13,930			14,000
cash at $ 0.20 a share
Stock issued in November 2004 for	100,000	100	19,900			20,000
cash at $ 0.10 a share
(valued at $ 0.20 a share - see note 12)
Stock issued in December 2004 for	56,525	57	11,248			11,305
cash at $ 0.20 a share
Stock issued in December 2004 for	15,000	15	1,485			1,500
cash at $ 0.10 a share
Stock issued in December 2004 for	15,000	15	2,985			3,000
cash at $ 0.10 a share
(valued at $ 0.20 a share - see note 5)
Stock issued in January 2005 for	890,000	890	177,110			178,000
cash at $ 0.003 a share
(valued at 0.20 a share - see note 5 and 12)
Stock issued in January 2005 for	16,500	16	1,634			1,650
cash at $ 0.10 a share
Stock issued in January 2005 for	316,350	316	62,954			63,270
cash at $ 0.20 a share
Stock issued in February 2005 for	10,000	10	990			1,000
cash at $ 0.10 a share
Unamortized stock-based compensation for					(69,120)	(69,120)
Stock holders
Net loss, from June 10, 2004 to April 30, 2005				(164,300)		(164,300)
Balance as of April 30, 2005	10,506,042	10,506	310,269	(164,300)	(69,120)	87,355

Stock issued on May 10, 2005 for	12,500	12	2,488			2,500
cash at $ 0.02 a share
Unamortized stock-based compensation for					23,800	23,800
Stock holders
Rent - Free use of existing premises for 5 months			3,500			3,500
(From December 2005 to April 2006)
Net loss for the year				(4,165)		(4,165)
Balance as of April 30, 2006		10,518,542 10,518	316,257	(168,465)	(45,320)	112,990

Unamortized stock-based compensation for					4,800	4,800
Stock holders
Net loss, from May 1, 2006 to July 31, 2006				(39,722)		(39,722)
Balance as of July 31, 2006		10,518,542 10,518	316,257	(208,188)	(40,520)	78,068

The accompanying notes form an integral part of these financial statements.

FIRST SOURCE DATA, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED JULY 31, 2006 AND 2005, AND FROM JUNE 10, 2004 (SINCE INCEPTION) TO JULY 31, 2006
(Amounts expressed in US dollars)
	Cumulative
	Since Inception	For the Three Months
	(June 10, 2004	Ended July 31
	to July 31, 2006)	2006	2005

Cash Flows from Operating Activities
Net Loss	$(208,187)	$(39,722)	$12,901
Adjustments made to reconcile net loss to net cash from operating activities
Depreciation	10,962	2,048	1,800
Amortization of Stock-Based Compensation	28,600	4,800	6,600
Fair value of rent for free use of existing premises	3,500	-
Shares issued for services rendered
For Chief Executive Officer - Javed Mawji	23,640	-	-
For former Chief Executive Officer - Alexei Diatchine	80,770	-	-
For rent and utilities	5,400	-	-
For professional services	1,500	-	-
For web hosting services	6,400	-	-
Changes in operating assets and liabilities
Increase in other receivable	(7,614)	(59)	27
Increase in prepaid expenses and deposits	(44,739)	387	(5,027)
Decrease (increase) in accounts receivable	-	-	22,000
Increase in revenue received in advance	46,900	-	-
Decrease in accounts payable and accruals	29,633	(11,017)	(10,500)
Cash flows used in operating activities	(23,235)	(43,564)	27,801

Cash Flows from Investing Activities
Purchase of property and equipment	(21,072)	-	-
Cash flows used in investing activities	(21,072)	-	-

Cash Flows from Financing Activities
Cash received on subscribed common stock	136,445	-	2,500
Cash flows provided by financing activities	136,445	-	2,500

Increase in cash and cash equivalents	92,138	(43,564)	30,301
Cash and cash equivalents, beginning of period	-	135,702	61,085
Cash and cash equivalents, end of period	$92,138	$92,138	$91,386

The accompanying notes form an integral part of these financial statements.

First Source Data, Inc.

(A Development Stage Company)

Condensed Notes on Interim Financial Statements

For the Three Months ended July 31, 2006 and 2005

(Amounts expressed in US dollars)

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

First Source Data, Inc. (the Company) was incorporated under the laws of the State of Nevada on June 10, 2004.

The Company is in the development stage with its main objective being the development and commercialization of a business to business software product to be titled the "AdMeUp Network". Its initial operations include: capital formation, organization, web site construction, target market identification, research costs, promotional materials costs and marketing plan.

NOTE 2.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company is in a development stage and its main product, “AdmeUp Network”, is still under development with commercial usage expected in the future.

Management does not believe that the company’s current cash of $92,137 is sufficient to cover the expenses they will incur during the next nine months. The Company’s revenues normally generated during the year are from ancillary services and there is no guarantee that these sources can generate sufficient cash to fund the development of the main product in the future.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 3.   RESEARCH AND PRODUCT DEVELOPMENT

During the period May 1, 2006 to July 31, 2006, the Company incurred $4,800 in Research and Product Development expenses. The Company’s focus during this period has been:

• Finalizing the overall architecture of the AdMeUp Network;

• Identifying the best way to allow the various components of the system to communicate;

• Developing the back end data mining techniques that will be required to make the project succeed; and

• Research and information gathering on optimum methodology for the “Link Exchange” component of the software. The Link Exchange is being designed to automate exchanging links between websites in the same content category in order to increase search engine rankings and, consequently, increase online traffic to both websites.

NOTE 4.   RELATED PARTY TRANSACTIONS

On September 3, 2004, the Company issued 9,016,667 shares of its common stock to the former President of the Company, Doug McClelland, in return for cash.

First Source Data, Inc.

(A Development Stage Company)

Condensed Notes on Interim Financial Statements

For the Three Months ended July 31, 2006 and 2005

(Amounts expressed in US dollars)

During the fiscal period ended April 30, 2005, the Company advanced $25,000 to JOYN Internet Communities, Inc. where the President of the Company at the time, Douglas McClelland, was also the President of JOYN Internet Communities, Inc. This has been settled in full and no amount was due from JOYN Internet Communities, Inc. as at April 30, 2006 (2005 - Nil).

On November 25, 2004, the Company issued 100,000 shares of its common stock to a shareholder of the Company, Foreground Image, Inc., partly in return for the services and partly for cash. (See note 15 for details)

On December 3, 2004, the Company issued 15,000 shares of its common stock to a shareholder of the Company, Ryan Lavallee, partly in return for his services and partly for cash. The stock-based portion of this issue has been valued at $ 1,500 as the difference between issued price ($ 0.01 per share) and the grant-date fair value ($ 0.20 per share) and has been charged against income as professional charges.

On January 10, 2005, the Company issued 410,000 shares of its common stock to the former Chief Executive Officer of the Company, Alexei Diatchine, partly in return for his services and partly for cash. The stock-based portion of this issue has been valued at $ 80,770 as the difference between issued price ($ 0.003 per share) and the grant-date fair value ($ 0.20 per share) and has been charged against income as management fees.

On January 25, 2005, the Company issued 120,000 shares of its common stock to the Chief Executive Officer of the Company, Javed Mawji, partly in return for his services and partly for cash. The stock-based portion of this issue has been valued at $ 23,640 as the difference between issued price ($ 0.003 per share) and the grant-date fair value ($ 0.20 per share) and has been charged against income as management fees.  Further $ 31,000 (2005 $ 9,770) has been paid by cash to him for the services rendered by him during the period under audit.

On January 26, 2005, the Company issued 360,000 shares of its common stock to a shareholder of the Company, Lenka Gazova, partly in return for the web hosting services provided by her and partly for cash. The stock-based compensation portion of this issue has been valued at $ 70,920 as the difference between issued price ($ 0.003 per share) and the grant-date fair value ($ 0.20 per share) and has been amortized over the term of the contract between the Company and Lenka Gazova as follows:

First 36 months

- $ 1,600 a month

Next 8 months

- $ 1,665 a month

The term of the agreement is 44 months effective from January 1, 2005. The unamortized portion of this is $ 40,520 as at July 31, 2006 and has been deducted from shareholders’ equity. (See note 15 for more details).

On January 1, 2006, the Company entered into an agreement with Lenka Gazova, a shareholder of the Company, for a period of 12 months for the programming services to be provided on the “AdmeUp Network”. The fees for this would be as follows:

a) $ 19,200 in cash or;

First Source Data, Inc.

(A Development Stage Company)

Condensed Notes on Interim Financial Statements

For the Three Months ended July 31, 2006 and 2005

(Amounts expressed in US dollars)

b) A number of shares in the common capital stock of the Company, without registration rights and incorporating such restrictive legends as are required by the Company to comply with all applicable laws, equal to $ 19,200 divided by the weighted average trading price of the Company’s common shares posted on any stock quotation or listing service for the 10-day period prior to the date of payment (or, if the trading price of the Company’s common shares is not at that time posted on any quotation or listing service, the weighted average price applied to the three most recent issuances of the Company’s common shares) or;

c) Some combination of a) and b) above that will yield a market value of $ 19,200 based on the foregoing valuation methodology.

The choice of the form in which payment of the Fees shall be made shall be solely that of the Company.

NOTE 5. PROPERTY AND EQUIPMENT ($)

July 31, 2006	Cost	Accumulated	Net book
		depreciation	value
Computer hardware	14,063	5,705	8,358
Computer software	7,009	5,257	1,752
	21,072	10,962	10,110

July 31, 2005	Cost	Accumulated	Net book
		depreciation	value
Computer hardware	11,085	1,348	9,736
Computer software	7,009	1,752	5,257
	18,094	3,100	14,993

NOTE 6. OPERATING LEASE COMMITMENTS

On August 2004, the Company entered into a sub-lease agreement with Foreground Image, Inc. for office space. The lease is for a period of 16 months with the option to renew for a further one-year period. The lease payments are as follows.

First 12 months - $ 600 per month

Next 4 months

- $ 700 per month

The Company issued 100,000 shares during the fiscal period ended April 30, 2005 to Foreground Image Inc in satisfaction of its rent obligation for the next 16 months. The fair value of these shares amounted to $20,000

First Source Data, Inc.

(A Development Stage Company)

Condensed Notes on Interim Financial Statements

For the Three Months ended July 31, 2006 and 2005

(Amounts expressed in US dollars)

The above lease agreement was effective until November 30, 2005. Thereafter, the Company negotiated with Foreground Image, Inc to have the premises rented to the Company free of charge for the rest of the financial year until April 30, 2006.

On May 1, 2006, the Company entered into a new sub-lease agreement with Foreground Image, Inc for office space. The lease is for a period of 6 months at $ 600 a month with the option to renew.

NOTE 7.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of July 31, 2006.

Common stock, $0.001 par value; 50,000,000 shares authorized and 10,518,542 shares issued and outstanding.

NOTE 8.  STOCK TRANSACTIONS

These transactions have been accounted for based on the fair value of the consideration received.

On September 3, 2004, the Company issued 9,016,667 shares of its common stock to the President of the Company in return for cash.

In November 2004, the Company issued 70,000 shares at $ 0.20 a share in return for cash. In addition to that, on November 25, 2004, the Company issued 100,000 shares of its common stock at $ 0.10 a share to a shareholder of the Company, Foreground Image, Inc, partly in return for the services and partly for cash. (See note 15 for details)

In December 2004, the Company issued 15,000 shares at $ 0.10 a share and 56,525 shares at $ 0.20 a share in return for cash. In addition to that, on December 3, 2004, the Company issued 15,000 shares of its common stock at $ 0.10 a share to a shareholder of the Company, Ryan Lavallee, partly in return for his services and partly for cash.

NOTE 9. UNAMORTIZED STOCK-BASED COMPENSATION FOR STOCKHOLDERS

On January 26, 2005, the Company issued 360,000 shares of its common stock to a shareholder of the Company, Lenka Gazova, partly in return for her services and partly for cash. The stock-based compensation portion of this issue has been valued at $ 70,920 as the difference between issued price ($ 0.003 per share) and the grant-date fair value. ($ 0.20 per share) and has been amortized over the term of the contract between the Company and Lenka Gazova as follows:

First Source Data, Inc.

(A Development Stage Company)

Condensed Notes on Interim Financial Statements

For the Three Months ended July 31, 2006 and 2005

(Amounts expressed in US dollars)

First 36 months

- $ 1,600 a month

Next 8 months

- $ 1,665 a month

The term of the agreement is 44 months effective from January 1, 2005. The unamortized portion of this is $ 40,520 as at July 31, 2006 and has been deducted from shareholders’ equity.

On November 25, 2004, the Company issued 100,000 shares of its common stock to a shareholder of the Company, Foreground Image, Inc, partly in return for the services and partly for cash. The stock-based compensation portion of this issue has been valued at $ 10,000 as the difference between issued price ($ 0.01 per share) and the grant-date fair value. ($ 0.20 per share) and has been amortized over the term of the contract between the Company and Foreground Image, Inc as follows:

First 12 months

- $ 600 a month

Next 4 months

- $ 700 a month

The term of the agreement is 16 months effective from August 1, 2004. The unamortized portion of this is $ Nil as at July 31, 2006 and has been deducted from shareholders’ equity.

The total unamortized portion of stock-based compensation for shareholders is $ 40,520 as at July 31, 2006 and has been deducted from shareholders’ equity.

NOTE 10.   WEB HOSTING SERVICE AND “ADMEUP” NETWORK PROGRAMMING SERVICES AGREEMENTS

The Company entered into a web hosting service agreement with Lenka Gazova to install and service the Company’s servers.

In return for these services, on January 26, 2005, the Company issued 360,000 shares of its common stock to a shareholder of the Company, Lenka Gazova, for cash at $ 0.003 a share where the issue-date share price has been determined as $0.20 a share. The stock-based compensation portion of this issue has been valued at $ 70,920 as the difference between issued price ($ 0.003 per share) and the grant-date fair value. ($ 0.20 per share) and has been amortized over the term of the contract between the Company and Lenka Gazova as follows:

First 36 months - $ 1,600 a month

Next 8 months - $ 1,665 a month

The term of the agreement is 44 months effective from January 1, 2005.

Further, on January 1, 2006, the Company entered into an agreement with Lenka Gazova, a shareholder of the Company, for a period of 12 months for the programming services to be provided on the “AdmeUp Network”. The fees for this would be as follows:

a) $ 19,200 in cash or;

First Source Data, Inc.

(A Development Stage Company)

Condensed Notes on Interim Financial Statements

For the Three Months ended July 31, 2006 and 2005

(Amounts expressed in US dollars)

b) A number of shares in the common capital stock of the Company, without registration rights and incorporating such restrictive legends as are required by the Company to comply with all applicable laws, equal to $ 19,200 divided by the weighted average trading price of the Company’s common shares posted on any stock quotation or listing service for the 10-day period prior to the date of payment (or, if the trading price of the Company’s common shares is not at that time posted on any quotation or listing service, the weighted average price applied to the three most recent issuances of the Company’s common shares); or

c) Some combination of a) and b) above that will yield a market value of $ 19,200 based on the foregoing valuation methodology.

The choice of the form in which payment of the Fees shall be made shall be solely that of the Company.

NOTE 11. COMMITMENTS

On May 1, 2006, the Company entered into a sub-lease agreement with Foreground Image, Inc. for office space. The lease is for a period of 6 months at $ 600 a month with the option to renew.

On March 1, 2006, the Company entered into an agreement with Javed Mawji, the Chief Executive Officer of the Company for managing and directing daily operations of the Company pursuant to the directives of the Board of Directors for a monthly fee of $ 3,000 for a period of six months.

On May 1, 2006, the Company entered into an agreement with then Chief Financial Officer of the company, Anoma Alwis, for managing and directing financial operations of the Company pursuant to the directives of the Board of Directors for a monthly fee of $ 1,000 for a period of one year. On October 10, 2006, the Company provided to Mr. Alwis written notice of termination of this agreement. Termination will be effective on November 8, 2006. The Company terminated this agreement because Mr. Alwis no longer has sufficient availability to perform his duties required under the agreement. This information was made available on EDGAR on October 10, 2006.

On January 1, 2006, the Company entered into an agreement with Lenka Gazova, a shareholder of the Company, for a period of 12 months for the programming services to be provided on the “AdMeUp Network”. The fees for this would be as follows:

a) $ 19,200 in cash or;

b) A number of shares in the common capital stock of the Company, without registration rights and incorporating such restrictive legends as are required by the Company to comply with all applicable laws, equal to $ 19,200 divided by the weighted average trading price of the Company’s common shares posted on any stock quotation or listing service for the 10-day period prior to the date of payment (or, if the trading price of the Company’s common shares is not at that time posted on any quotation or listing service, the weighted average price applied to the three most recent issuances of the Company’s common shares); or

First Source Data, Inc.

(A Development Stage Company)

Condensed Notes on Interim Financial Statements

For the Three Months ended July 31, 2006 and 2005

(Amounts expressed in US dollars)

c) Some combination of a) and b) above that will yield a market value of $ 19,200 based on the foregoing valuation methodology.

The choice of the form in which payment of the Fees shall be made shall be solely that of the Company.

NOTE 12. SUBSEQUENT EVENTS

On September 27, 2006, the Company effected a forward split of the issued and outstanding shares of its common stock on a four to one basis, bringing the total common shares issued and outstanding to 42,074,178. On the same date, each holder of our common stock, as of September 18, 2006, received three additional shares for every outstanding share held on September 18, 2006.

On October 3, 2006, the Company effected an increase in authorized shares of common stock from 50,000,000 to 100,000,000 shares.

NOTE 13. COMPARATIVE FIGURES

The comparative figures have been re-classified to conform to the current year’s presentation.

Item 2. Management’s Discussion and Analysis

INTRODUCTION

The following discussion and analysis compares our results of operations for the three months ended July 31, 2006 to the same period in 2005.  This discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Quarterly Report for the three months ended July 31, 2006. This Quarterly Report contains certain forward-looking statements and our future operation results could differ materially from those discussed herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties.  We  generally  use  words  such  as  “believe,”  “may,” “could,” “will,”  “intend,”  “expect,”  “anticipate,”  “plan,” and similar expressions to identify  forward-looking  statements.  You should not place undue reliance on these forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including our ability to continue as a going concern, our ability to find and retain skilled personnel, new regulations and legislation, our ability to protect our intellectual property rights, our ability to raise additional capital, and such other risks and uncertainties as may be detailed from time to time in our public announcements and filings with the U.S. Securities and Exchange Commission.  Although we believe  the  expectations  reflected  in  the  forward-looking  statements  are reasonable,  they  relate  only to events as of the date on which the statements are  made,  and  our  future  results,  levels of activity, performance or achievements may not meet these expectations.  We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

Results of operations for the three months ended July 31, 2006 as compared to the three months ended July 31, 2005

Revenue

For the three months ended July 31, 2006, we generated no revenues from operations. The same quarter ending July 31, 2005, we generated revenues of $132,000. The reduction in revenues for the comparable period is due to a lack of sales, which in turn was due to management devoting fewer resources toward marketing our products and services. Instead, management focused its attention on: 1) becoming publicly reported in the United States, which was achieved on September 11, 2006; and 2) developing the AdMeUp Network, which is still in the development stage and does not yet generate revenues.

Expenses

During the three months ending July 31, 2006, we incurred expenses of $34,957, compared with $21,599 for the same period in 2005. Expenses in both periods consisted primarily of management fees, traveling expenses associated with business development, web hosting, professional fees, rent and R&D. The increase was primarily due to an increase in business traveling, which increased from $0 during the first period, to $3,697 in the second period, and Research and Development, which increased from $0 for the three months ending July 31, 2005 to $4,800 for the three months ending July 31, 2006.

Net Profit/Loss

During the three month period ending July 31, 2006, we had a net loss of $39,722 compared with a net profit of $12,901 for the three month period to July 31, 2005. This loss occurred because we did not generate revenues during the three months ending July 31, 2006. However, part of the loss for the three month period ending July 31, 2006 was due to an increased Research and Development expenditure (of $4,800) incurred to further develop the AdMeUp Network. The AdMeUp Network is still in development stage and does not yet generate revenues.

Liquidity and Capital Resources

We do not yet have an adequate source of reliable, long-term revenue to fund operations. There can be no assurances that we will in the future achieve a consistent and reliable revenue stream adequate to support continued operations and development of our main product, the AdMeUp Network, an online software system that facilitates online marketing for our potential customers.

As of July 31, 2006, we had cash and cash equivalents of $92,137. We also had $48,476 in Prepaid Expenses and Deposits, and other receivables of $3,877 on the same date. Our liquidity as of July 31, 2006 should be interpreted in conjunction with $46,900 of revenue that we have received in advance for services not performed as of July 31, 2006.

Our future capital requirements will depend on a number of factors, including costs associated with development of our main product, the AdMeUp Network, the cost of marketing this system, and our ability to generate revenues from bespoke online marketing services for customers. At present, we lack sufficient cash and cash equivalents on hand to conduct operations through the end of 2006.

In order to generate adequate cash to continue operations through the end of 2006, we plan to continue to promote our bespoke online marketing services to potential customers. We also plan to complete the development of the AdMeUp Network and begin marketing it to potential customers. In addition, we intend to identify other marketing companies that are suitable for us to acquire. If we acquire another marketing company, we may be able to fund the continued development and marketing of the AdMeUp Network by using the cash held by the acquired company or the cash proceeds of ongoing operations of the combined company.

Our financial statements have been prepared on a continuing operation basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Off-balance Sheet Arrangements

None.

Item 3: Controls and Procedures

Our management evaluated, with the help of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10Q-SB, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On June 30, 2006, we held our annual meeting of shareholders to elect directors and to ratify the appointment of Schwartz Levitsky Feldman LLP as our independent auditors for our fiscal years ending 2006 and 2007. At this meeting, the shareholders elected Doug McClelland, Javed Mawji, and Anoma Alwis to serve until the next annual meeting of shareholders, casting 9,891,667 votes in favor of each such election and 0 votes against with 0 votes withheld. There were no abstentions. The shareholders also ratified the appointment of Schwartz Levitsky Feldman LLP as our independent auditors, casting 9,891,667 votes in favor of such appointment and 0 votes against with 0 votes withheld. There were no abstentions.

Item 5. Other Information

None.

Item 6. Exhibits

3.1

Amended and Restated Articles of Incorporation, dated July 27, 2004 (included as Exhibit 3.1 to the Form SB-2 filed February 7, 2006 and incorporated herein by reference).

3.2

Bylaws, dated June 10, 2004 (included as Exhibit 3.2 to the Form SB-2 filed February 7, 2006 and incorporated herein by reference).

3.3

Amended Bylaws, dated July 28, 2005 (included as Exhibit 3.3 to the Form SB-2 filed February 7, 2006 and incorporated herein by reference).

10.1

Written summary of oral contract between the Company and Alexei Diatchine, dated July 25, 2004 (included as Exhibit 10.1 to the Form SB-2/A filed August 14, 2006 and incorporated herein by reference).

10.2

Premises Rental Sub-lease Agreement between the Company and Foreground Image, Inc., dated August 1, 2004 (included as Exhibit 10.1 to the Form SB-2 filed February 7, 2006 and incorporated herein by reference).

10.3

Written summary of oral contract between the Company and Ryan Lavallee, dated November 1, 2004 (included as Exhibit 10.3 to the Form SB-2/A filed August 14, 2006 and incorporated herein by reference).

10.4

Promissory Note between the Company and I-Dating Solutions, Inc., dated September 8, 2004 (included as Exhibit 10.2 to the Form SB-2 filed February 7, 2006 and incorporated herein by reference).

10.5

Web Hosting Service Agreement between the Company and Lenka Gazova, dated January 1, 2005 (included as Exhibit 10.3 to the Form SB-2/A filed June 27, 2006 and incorporated herein by reference).

10.6

Independent Contractor Agreement between the Company and Javed Mawji, dated March 1, 2005 (included as Exhibit 10.3 to the Form SB-2 filed February 7, 2006 and incorporated herein by reference).

10.7

Independent Contractor Agreement between the Company and Anoma Alwis, dated May 1, 2005 (included as Exhibit 10.4 to the Form SB-2 filed February 7, 2006 and incorporated herein by reference).

10.8

Amending Agreement to Independent Contractor Agreement between the Company and Javed Mawji, dated October 1, 2005 (included as Exhibit 10.5 to the Form SB-2 filed February 7, 2006 and incorporated herein by reference).

10.9

Programming Services Agreement between the Company and Lenka Gazova, dated January 1, 2006 (included as Exhibit 10.7 to the Form SB-2/A filed June 27, 2006 and incorporated herein by reference).

10.10

Independent Contractor Agreement between the Company and Javed Mawji, dated March 1, 2006 (included as Exhibit 10.6 to the Form SB-2/A filed April 20, 2006 and incorporated herein by reference).

10.11

Independent Contractor Agreement between the Company and Anoma Alwis, dated May 1, 2006 (included as Exhibit 10.9 to the Form SB-2/A filed June 27, 2006 and incorporated herein by reference).

10.12

Premises Rental Sub-lease Agreement between the Company and Foreground Image, Inc., dated May 1, 2006 (included as Exhibit 10.10 to the Form SB-2/A filed June 27, 2006 and incorporated herein by reference).

10.13

Form of Subscription Agreement entered into with each of the selling shareholders (included as Exhibit 10.13 to the Form SB-2/A filed August 14, 2006 and incorporated herein by reference).

10.14

Independent Contractor Agreement between the Company and Javed Mawji, dated October 12, 2006 (included as Exhibit 10.1 to the Form 8-K filed October 13, 2006 and incorporated herein by reference).

10.15

Independent Contractor Agreement between the Company and Jueane Thiessen, dated October 17, 2006 (included as Exhibit 10.1 to the Form 8-K filed October 23, 2006 and incorporated herein by reference).

14.1

Code of Ethics (included as Exhibit 14.1 to the Form SB-2 filed February 7, 2006 and incorporated herein by reference).

31.1

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SOURCE DATA, INC.

Date October 26 , 2006

By: /s/ Javed Mawji

                                    Javed Mawji

                                                      Chief Executive Officer

Date October 26, 2006

By: /s/ Jueane Thiessen

                                        Jueane Thiessen

                                                 Chief Financial Officer

EXHIBIT 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Javed Mawji, certify that:

1.

I have reviewed this quarterly report of First Source Data, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter  that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's   ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: October 26 , 2006

/s/  Javed Mawji

--------------------------------------

By:  Javed Mawji

Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jueane Thiessen, certify that:

1.

I have reviewed this quarterly report of First Source Data, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

 (a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons  performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's     ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: October 26 , 2006

/s/  Jueane Thiessen

---------------------------------------

By: Jueane Thiessen

Chief Financial Officer

EXHIBIT 32.1

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of First Source Data, Inc., a Delaware corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

The Quarterly Report for the quarter ended July 31, 2006 (the "Form 10-QSB") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 26 .. 2006

/s/  Javed Mawji

-------------------------------------

By:  Javed Mawji

Chief Executive Officer

Date: October 26 , 2006

 /s/ Jueane Thiessen

-------------------------------------

By: Jueane Thiessen

Chief Financial Officer