Form 10QSB
period 2006-10-31
First Source Data, Inc.
filed 2006-12-14
CIK 1350573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2006.

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

State the number of shares outstanding of each of the issuer ’ s classes of common equity, as of the latest practicable date:

42,074,168 common shares as of December 14, 2006

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

INDEX

PART I.

FINANCIAL INFORMATION

            Page

Item 1.

Financial Statements

3

Item 2.

Management’s Discussion and Analysis

15

Item 3.

Controls and Procedures

16

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

17

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3.

Defaults Upon Senior Securities

17

Item 4.

Submission of Matters to a Vote of Security Holders

17

Item 5

Other Information

17

Item 6

Exhibits

17

SIGNATURE PAGE

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST SOURCE DATA, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

October 31, 2006 (Unaudited)

(Amounts expressed in US Dollars)

FIRST SOURCE DATA, INC.
(A Development Stage Company)
BALANCE SHEET AT OCTOBER 31, 2006 AND APRIL 30, 2006
(Amounts expressed in US dollars)
		October 31, 2006	April 30, 2006
	Notes	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents		67,425	135,702
Prepaid Expenses and Deposits		48,476	48,863
Other Receivable		867	3,818
		116,768	188,383

Property & Equipment	5	11,531	12,158

TOTAL ASSETS		$ 128,299	$ 200,541

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Revenue Received in advance		46,900	46,900
Accounts Payable & Accruals		25,387	40,651
		72,287	87,551

COMMITMENTS AND CONTINGENCIES	6,11

Stockholders' Equity:
Capital Stock
Authorized:
Common stock (100,000,000 @ par value of $ 0.001)
Issued:
Common stock	7	10,518	10,518
Paid in Capital		316,257	316,257
Unamortized stock-based compensation for stockholders	9	(35,720)	(45,320)
Deficit accumulated during development stage		(235,043)	(168,465)
		56,012	112,990

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY		$ 128,299	$ 200,541

The accompanying notes form an integral part of these financial statements.

On behalf of the Board:

/s/ Javed Mawji	/s/ Jueane Thiessen
Javid Mawji Director & Chief Executive Officer	Jueane Thiessen Director & Chief Financial Officer

FIRST SOURCE DATA, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED
OCTOBER 31, 2006 AND 2005, AND FROM JUNE 10, 2004 (SINCE INCEPTION) TO OCTOBER 31, 2006
(Amounts expressed in US dollars)
Notes	Cumulative Since Inception (June 10, 2004 to October 31, 2006)			For the Three Months Ended October 31
		For the Six Months Ended October 31
		2006	2005	2006	2005

Revenue	532,400	-	319,600	-	187,600
Cost of goods sold	401,125	5,898	234,094	1,133	136,594
Gross profit (loss)	131,275	(5,898)	85,506	(1,133)	51,006

Expenses:
Selling and administrative	353,049	46,779	70,658	18,670	50,859
Depreciation	13,214	4,300	3,600	2,252	1,800
Research and development	16,255	9,600	-	4,800	-
	382,518	60,679	74,258	25,722	52,659

Income (Loss) from continuing operations before taxes	(251,243)	(66,577)	11,248	(26,855)	(1,653)
Income taxes	-	-	-	-	-
Income (Loss) from continuing operations	(251,243)	(66,577)	11,248	(26,855)	(1,653)
Income from discontinued operations, net	16,200	-	-	-	-
Net Income (Loss) for the Period	(235,043)	(66,577)	11,248	(26,855)	(1,653)

Net Income (Loss) per share from continuing operations
Basic	-	-	-	-	-
Diluted	-	-	-	-	-
Net Income (Loss) per share from discontinued operations
Basic	-	-	-	-	-
Diluted	-	-	-	-	-
Net Income (Loss) per share for the period
Basic	-	-	-	-	-
Diluted	-	-	-	-	-
Weighted average number of common shares outstanding
Basic		42,074,168	42,074,168	42,074,168	42,074,168
Diluted		42,074,168	42,074,168	42,074,168	42,074,168

The accompanying notes form an integral part of these financial statements.

FIRST SOURCE DATA, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MAY 1, 2006 TO OCTOBER 31, 2006, THE YEAR ENDED APRIL 30, 2006 AND THE PERIOD FROM JUNE 10, 2004 (SINCE INCEPTION) TO APRIL 30, 2005
(Amounts expressed in US dollars)
	Common Stock (Number of Shares)	Common Stock Amount ($)	Additional Paid-in Capital ($)	Deficit Accumul. during develop stage ($)	Unamortized stock-based compensation ($)	Total Stock- Holders Equity ($)
Balance as of June 10, 2004	-	-	-	-	-	-
Stock issued on June 10, 2004 for cash @ 0.003 a share	9,016,667	9,017	18,033			27,050
Stock issued in November 2004 for cash @ 0.20 a share	70,000	70	13,930			14,000
Stock issued in November 2004 for cash @ 0.10 a share (valued at 0.20 a share - see note 12)	100,000	100	19,900			20,000
Stock issued in December 2004 for cash @ 0.20 a share	56,525	56	11,248			11,305
Stock issued in December 2004 for cash @ 0.10 a share	15,000	15	1,485			1,500
Stock issued in December 2004 for cash @ 0.10 a share (valued at 0.20 a share - see note 5)	15,000	15	2,985			3,000
Stock issued in January 2005 for cash @ 0.003 a share (valued at 0.20 a share - see note 5 and 12)	890,000	890	177,110			178,000
Stock issued in January 2005 for cash @ 0.10 a share	16,500	16	1,634			1,650
Stock issued in January 2005 for cash @ 0.20 a share	316,350	316	62,954			63,270
Stock issued in February 2005 for cash @ 0.10 a share	10,000	10	990			1,000

Unamortized stock-based compensation for stockholders					(69,120)	(69,120)

Net loss, from June 10, 2004 to April 30, 2005				(164,300)		(164,300)
Balance as of April 30, 2005	10,506,042	10,507	310,268	(164,300)	(69,120)	87,355

Stock issued on May 10, 2005 for cash @ 0.20 a share	12,500	12	2,488		2,500
Amortized stock-based compensation for Stock holders				23,800	23,800
Rent - Free use of existing premises for 5 months (from December 2005 to April 2006)			3,500	3,500
Net loss for the year				(4,165)		(4,165)
Balance as of April 30, 2006 (Audited)	10,518,542	10,518	316,257	(168,465)	(45,320)	112,990

Unamortized stock based compensation for Stock holders				9,600		9,600

4 for 1 forward stock split – September 27, 2006	31,555,626

Net loss, from May 1, 2006 to October 31, 2006				(66,577)		(66,577)
Balance as of October 31, 2006 (Unaudited)	42,074,168	10,518	316,257	(235,042)	(35,720)	56,013

The accompanying notes form an integral part of these financial statements.

FIRST SOURCE DATA, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED OCTOBER 31, 2006 AND
2005, AND FROM JUNE 10, 2004 (SINCE INCEPTION) TO OCTOBER 31, 2006
(Amounts expressed in US dollars)
(Unaudited)	Cumulative Since Inception (June 10, 2004 to October 31, 2006)	For the Six Months Ended October 31

		2006	2005
Cash Flows from Operating Activities
Net Income (Loss)	$(235,043)	$(66,577)	$11,248
Adjustments made to reconcile net income (loss) to net cash from operating activities
Depreciation	13,214	4,300	3,600
Amortization of Stock Based Compensation	33,400	9,600	13,500
Fair value of rent for free use of existing premises 3,500 -			3,500
Shares issued for services rendered
For CEO - Javed Mawji	23,640	-	-
For former CEO - Alexei Diatchine	80,770	-	-
For rent and utilities	5,400	-	-
For professional services	1,500	-	-
For web hosting services	6,400	-	-
Changes in operating assets and liabilities
(Increase)/Decrease in other receivable	(868)	2,950	-
(Increase)/Decrease in prepaid expenses and deposits	(48,475)	387	(18,000)
Decrease in accounts receivable	-	-	22,000
Increase in revenue received in advance	46,900	-	-
Increase (Decrease) in accounts payable & accruals	25,387	(15,264)	7,566
Cash flows (used in)/provided by operating activities	(44,275)	(64,604)	43,414
Cash Flows from Investing Activities
Purchase of property and equipment	(24,745)	(3,673)	-
Cash flows used in investing activities	(24,745)	(3,673)	-
Cash Flows from Financing Activities
Cash received on subscribed common stock	136,445	-	2,500
Cash flows provided by financing activities	136,445	-	2,500
Increase/(Decrease) in cash and cash equivalents	67,425	(68,277)	45,914
Cash and cash equivalents, beginning of period	-	135,702	61,085
Cash and cash equivalents, end of period	$ 67,425	$67,425	$106,999

The accompanying notes form an integral part of these financial statements.

First Source Data, Inc.

(A Development Stage Company)

Condensed Notes on Interim Financial Statements

For the Six Months ended October 31, 2006

(Amounts expressed in US dollars)

(Unaudited)

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

Management does not believe that the Company’s cash of $67,423 as of October 31, 2006 is sufficient to cover the expenses that the Company will incur during the next twelve months. The Company’s revenues normally generated have in the past been from ancillary services and there is no guarantee that these sources can generate sufficient cash to fund the development of the main product in the future.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 3.   RESEARCH AND PRODUCT DEVELOPMENT

During the period May 1, 2006 to October 31, 2006, the Company incurred $9,600 in Research and Product Development expenses. The Company’s focus during this period has been:

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

For the Six Months ended October 31, 2006

(Amounts expressed in US dollars)

(Unaudited)

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

First 36 months - $ 1,600 a month

Next 8 months - $ 1,665 a month

The term of the agreement is 44 months effective from January 1, 2005. The unamortized portion of this is $35,720 as at October 31, 2006 and has been deducted from shareholders’ equity.

On January 1, 2006, the Company entered into an agreement with Lenka Gazova, a shareholder of the Company, for a period of 12 months for the programming services to be provided on the “AdmeUp Network”. The fees for this would be as follows:

a) $ 19,200 in cash or;

First Source Data, Inc.

(A Development Stage Company)

Condensed Notes on Interim Financial Statements

For the Six Months ended October 31, 2006 (Amounts expressed in US dollars)

(Unaudited)

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

The choice of the form in which payment of the Fees shall be made shall be solely that of the Company.

NOTE 5. PROPERTY AND EQUIPMENT ($)

October 31, 2006	Cost	Accumulated	Net book
		depreciation	value
Computer hardware	17,736	7,081	10,655
Computer software	7,009	6,133	876
	24,745	13,214	11,531

April 30, 2006	Cost	Accumulated	Net book
		depreciation	value
Computer hardware	14,063	4,533	9,530
Computer software	7,009	4,381	2,628
	21,072	8,914	12,158

NOTE 6. OPERATING LEASE COMMITMENTS

On August 1, 2004, the Company entered into a sub-lease agreement with Foreground Image, Inc. for office space. The lease is for a period of 16 months with the option to renew for a further one-year period. The lease payments are as follows.

First 12 months - $ 600 per month

Next 4 months - $ 700 per month

The Company issued 100,000 shares during the fiscal period ended April 30, 2005 to Foreground Image Inc in satisfaction of its rent obligation for the next 16 months. The fair value of these shares amounted to $20,000.

First Source Data, Inc.

(A Development Stage Company)

Condensed Notes on Interim Financial Statements

For the Six Months ended October 31, 2006

(Amounts expressed in US dollars)

(Unaudited)

The above lease agreement was effective until November 30, 2005. Thereafter, the Company negotiated with Foreground Image Inc to have the premises rented to the Company free of charge for the rest of the financial year until April 30, 2006.

On May 1, 2006, the Company entered into a sub-lease agreement with Foreground Image Inc for office space. The lease was for a period of 6 months at $ 600 a month with the option to renew. The lease expired on October 31, 2006 and the Company did not exercise its option to renew.

NOTE 7.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of October 31, 2006.

Common stock, $0.001 par value; 100,000,000 shares authorized and 42,074,168 shares issued and outstanding.

On September 27, 2006, the Company effected a forward split of the issued and outstanding shares of its common stock on a four to one basis, bringing the total common shares issued and outstanding to 42,074,168. Each holder of the Company’s common stock, as of September 18, 2006, received three additional shares for every outstanding share held on September 18, 2006.

On October 3, 2006, the Company amended its articles of incorporation to increase the authorized shares of its common stock to 100,000,000 shares. There was no increase in the number of shares outstanding as a result of this change.

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

For the Six Months ended October 31, 2006

(Amounts expressed in US dollars)

(Unaudited)

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

First 36 months - $ 1,600 a month

Next 8 months - $ 1,665 a month

The term of the agreement is 44 months effective from January 1, 2005. The unamortized portion of this is $35,720 as at October 31, 2006 and has been deducted from shareholders’ equity.

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

First 12 months  - $ 600 a month

Next 4 months  - $ 700 a month

The term of the agreement is 16 months effective from August 1, 2004. The unamortized portion of this is $ Nil as at October 31, 2006.

The total unamortized portion of stock-based compensation for shareholders is $ 35,720 as at October 31, 2006 and has been deducted from shareholders’ equity.

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

For the Six Months ended October 31, 2006

(Amounts expressed in US dollars)

(Unaudited)

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

NOTE 11. COMMITMENTS

On May 1, 2006, the Company entered into a sub-lease agreement with Foreground Image, Inc. for office space. The lease was for a period of 6 months at $ 600 a month and expired on October 31, 2006.

On March 1, 2006, the Company entered into an agreement with Javed Mawji, the Chief Executive Officer of the Company for managing and directing daily operations of the Company pursuant to the directives of the Board of Directors for a monthly fee of $ 3,000 for a period of six months.

On May 1, 2006, the Company entered into an agreement with then Chief Financial Officer of the company, Anoma Alwis, for managing and directing financial operations of the Company pursuant to the directives of the Board of Directors for a monthly fee of $ 1,000 for a period of one year. On October 10, 2006, the Company provided to Mr. Alwis written notice of termination of this agreement. Termination was effective on November 8, 2006. The Company terminated this agreement because Mr. Alwis no longer had sufficient availability to perform his duties required under the agreement. This information was made available on EDGAR on October 10, 2006.

On January 1, 2006, the Company entered into an agreement with Lenka Gazova, a shareholder of the Company, for a period of 12 months for the programming services to be provided on the “AdMeUp Network”. The fees for these services would be selected by the Company from one of the following options:

a) $ 19,200 in cash or;

First Source Data, Inc.

(A Development Stage Company)

Condensed Notes on Interim Financial Statements

For the Six Months ended October 31, 2006

(Amounts expressed in US dollars)

(Unaudited)

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

On October 12, 2006, the Company entered into an Independent Contractor Agreement with Javed Mawji, who is the Company’s Chief Executive Officer and one of our directors. The agreement provides for compensation of $3,000 per month to be paid to Mr. Mawji for performance of services as the Company’s Chief Executive Officer from September 1, 2006 through December 1, 2006. This agreement permits early termination by either party upon delivery of 30 days advance written notice.

On October 17, 2006, the Company entered into an Independent Contractor Agreement with the Company’s Chief Financial Officer and one of its directors, Jueane Thiessen pursuant to which Ms. Thiessen shall perform services as the Company’s Chief Financial Officer. The term of the agreement commences October 17, 2006 and ends April 30, 2007, unless terminated earlier. In consideration for her services, Ms. Thiessen is entitled to receive cash compensation of $1,000 per month or a pro-rated amount for any partial months during which services are performed.

NOTE 12. SUBSEQUENT EVENTS

On November 1, 2006, the Company entered into a new sub-lease agreement with Foreground Image Inc. for office space. The lease expires on April 30, 2007 unless terminated earlier by written notice of either party and no consideration is payable by the Company under the lease.

NOTE 13. COMPARATIVE FIGURES

The comparative figures have been re-classified to conform to the current year’s presentation.

Item 2. Management’s Discussion and Analysis

INTRODUCTION

The following discussion and analysis compares the Company’s results of operations for the six months ended October 31, 2006 to the same period in 2005.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the related notes thereto included elsewhere in this Quarterly Report for the six months ended October 31, 2006. This Quarterly Report contains certain forward-looking statements and the Company’s future operation results could differ materially from those discussed herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties.  We  generally  use  words  such  as  “believe,”  “may,” “could,” “will,”  “intend,”  “expect,”  “anticipate,”  “plan,” and similar expressions to identify  forward-looking  statements.  You should not place undue reliance on these forward-looking statements.  The Company’s actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the Company’s ability to continue as a going concern, the Company’s ability to find and retain skilled personnel, new regulations and legislation, the Company’s ability to protect its intellectual property rights, its ability to raise additional capital, and such other risks and uncertainties as may be detailed from time to time in its public announcements and filings with the U.S. Securities and Exchange Commission. Although we believe the expectations  reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and the Company’s future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

Results of operations for the six months ended October 31, 2006 as compared to the six months ended October 31, 2005

Revenue

For the six months ended October 31, 2006, the Company generated no revenues from operations. For the six months ended October 31, 2005, the Company generated $319,600 in revenues. The reduction in revenues for the comparable period is due to a lack of sales, which in turn was due to management devoting fewer resources toward marketing the Company’s products and services. Instead, the Company’s management focused its attention on: 1) becoming publicly reported in the United States, which was achieved on September 11, 2006 and 2) developing the AdMeUp Network, which is still in the development stage and does not yet generate revenues. During the six months ended October 31, 2006, management has also devoted considerable time to identifying and assessing potential acquisition targets.

Expenses

During the six months ending October 31, 2006, the Company incurred expenses of $60,679, compared with $74,258 for the same period in 2005. For the six months ending October 31, 2005, the Company’s primary expenses were professional services (consisting of legal and accounting), management fees, and web hosting for the Company’s servers. For the same period in 2006, the Company’s major expenses were management fees, web hosting, and Research and Development expenses associated with the development of the AdMeUp Network. The Company incurred higher expenditures on professional services during the six months ending October 31, 2005 was because it was preparing to become publicly reporting. During the second period, the six months ending October 31, 2006, the Company’s focus was on developing the AdMeUP Network and it incurred different types of expenses commensurate with this focus, in particular increased spending on Research & Development. ‘Selling and Administrative’ expenses declined from $70,658 for the six months ending October 31, 2005 to $46,779 for the same period in 2006, consistent with the Company’s reduced revenues.

Net Income/Loss

During the six month period ending October 31, 2006, the Company incurred a net loss of $66,577 compared with net income of $11,248 for the six month period ending October 31, 2005. This loss occurred because the Company did not generate revenues during the six months ending October 31, 2006. However, part of the loss for the six month period ending October 31, 2006 was due to an increased Research and Development expenditure (of $9,600) incurred to further develop the AdMeUp Network. The AdMeUp Network is still in development stage and does not yet generate revenues.

Liquidity and Capital Resources

The Company does not yet have an adequate source of reliable, long-term revenue to fund operations. There can be no assurances that the Company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations and development of its main product, the AdMeUp Network, an online software system that is being designed to facilitate online marketing for the Company’s potential customers.

As of October 31, 2006, the Company had cash and cash equivalents of $67,425. The Company also had $48,476 in prepaid expenses and deposits, and other receivables of $868, on the same date. The Company’s liquidity as of October 31, 2006 should be interpreted in conjunction with $46,900 of revenue that the Company had received in advance for services not yet performed as of October 31, 2006.

The Company’s future capital requirements will depend on a number of factors, including costs associated with development of its main product, the AdMeUp Network, the cost of marketing this system, and the Company’s ability to generate revenues from bespoke online marketing services for customers. At present, the Company lacks sufficient cash and cash equivalents on hand to conduct operations through the end of 2007.

In order to generate adequate cash to continue operations, the Company plans to continue to promote its bespoke online marketing services to potential customers. The Company also plans to continue developing the AdMeUp Network. In addition, the Company intends to identify other marketing companies that are suitable for acquisition. If the Company acquires another marketing company, it may be able to fund the continued development and marketing of the AdMeUp Network by using the cash held by the acquired company or the cash proceeds of ongoing operations of the combined company.

The Company’s financial statements have been prepared on a continuing operation basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Off-balance Sheet Arrangements

None.

Item 3: Controls and Procedures

The Company’s management evaluated, with the help of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10Q-SB, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, the Company’s controls and procedures are effective to ensure that information that the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to management. The Company’s disclosure controls and procedures include components of internal control over financial reporting. Management's assessment of the effectiveness of the Company’s internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On October 2, 2006, the Company held a special meeting of shareholders to obtain approval to amend the its articles of incorporation. At this meeting, the shareholders approved an increase in the authorized common shares of the Company from 50,000,000 to 100,000,000 without effecting a proportionate increase in the number of shares owned by each shareholder or changing par value. The shareholders also approved an amendment to remove restrictions on the transferability of shares previously contained in Article 4 of the Company’s articles of incorporation such that only the first paragraph of Article 4 remained. Each of these actions was approved by the shareholders casting 9,966,667 votes in favor of the action and 0 votes against with 0 votes withheld. There were no abstentions.

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

3.2

Bylaws, dated June 10, 2004 (included as Exhibit 3.2 to the Form SB-2 filed February 7, 2006 and incorporated herein by reference).

3.3

Amended Bylaws, dated July 28, 2005 (included as Exhibit 3.3 to the Form SB-2 filed February 7, 2006 and incorporated herein by reference).

3.4

Certificate of Amendment to the Amended and Restated Articles of Incorporation dated October 3, 2006 (included as Exhibit 3.1 to the Form 8-K filed October 10, 2006 and incorporated herein by reference)..

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

FIRST SOURCE DATA, INC.

Date December 14, 2006

By: /s/ Javed Mawji

        Javed Mawji

            Chief Executive Officer

Date December 14, 2006

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

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including any of its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: December 14, 2006

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

 (a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including any of its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: December 14, 2006

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

The Quarterly Report for the quarter ended October 31, 2006 (the "Form 10-QSB") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: December 14, 2006

/s/  Javed Mawji

-------------------------------------

By:  Javed Mawji

Chief Executive Officer

Date: December 14, 2006

 /s/ Jueane Thiessen

-------------------------------------

By: Jueane Thiessen

Chief Financial Officer