Form 10QSB
period 2007-01-31
First Source Data, Inc.
filed 2007-03-16
CIK 1350573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007.

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

42,074,168 common shares as of March 16, 2007

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

INDEX

                                                                                       Page

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Item 2.

Management’s Discussion and Analysis

15

Item 3.

Controls and Procedures

16

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

17

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3.

Defaults Upon Senior Securities

17

Item 4.

Submission of Matters to a Vote of Security Holders

17

Item 5

Other Information

17

Item 6

Exhibits

17

SIGNATURE PAGE

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST SOURCE DATA, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

January 31, 2007 (Unaudited)

(Amounts expressed in US Dollars)

FIRST SOURCE DATA, INC.
(A Development Stage Company)
BALANCE SHEET AT JANUARY 31, 2007 AND APRIL 30, 2006
(Amounts expressed in US dollars)		January 31, 2007	April 30, 2006
	Notes	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents		46,639	135,702
Prepaid Expenses and Deposits		42,227	48,863
Other Receivable		1,131	3,818
		89,997	188,383

Property & Equipment	5	9,177	12,158

TOTAL ASSETS		$ 99,174	$ 200,541

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Revenue Received in advance		25,500	46,900
Accounts Payable & Accruals		39,919	40,651
		65,419	87,551
COMMITMENTS AND CONTINGENCIES	6,11

Stockholders' Equity:
Capital Stock
Authorized:
Common stock (100,000,000 @ par value of $ 0.001)
Issued:
Common stock	7	10,518	10,518
Paid in Capital		316,257	316,257
Unamortized stock-based compensation for stockholders	9	(30,920)	(45,320)
Deficit accumulated during development stage		(262,100)	(168,465)
		33,755	112,990

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY		$ 99,174	$ 200,541

The accompanying condensed notes form an integral part of these financial statements.

On behalf of the Board:

/s/ Javed Mawji	/s/ Jueane Thiessen
Javed Mawji Director & Chief Executive Officer	Jueane Thiessen Director & Chief Financial Officer

FIRST SOURCE DATA, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED
JANUARY 31, 2007 AND 2006, AND FROM JUNE 10, 2004 (SINCE INCEPTION) TO JANUARY 31, 2007
(Amounts expressed in US dollars)

	Cumulative Since Inception (June 10, 2004 to January 31, 2007)			For the Three Months Ended January 31
		For the Nine Months Ended January 31
		2007	2006	2007	2006
Revenue	553,800	21,400	353,000	21,400	33,400
Cost of goods sold	409,721	14,494	294,876	8,596	60,782
Gross margin	144,079	6,906	58,124	12,804	(27,382)

Expenses:
Selling and administrative	387,356	81,086	107,833	34,307	37,175
Depreciation	15,568	6,654	5,565	2,354	1,965
Research and development	19,455	12,800	1,600	3,200	1,600
	422,379	100,540	114,998	39,861	40,740
Loss from continuing operations before taxes	(278,300)	(93,634)	(56,874)	(27,057)	(68,122)
Income taxes	-	-	-	-	-
Loss from continuing operations	(278,300)	(93,634)	(56,874)	(27,057)	(68,122)
Income from discontinued operations, net	16,200	-	-	-	-
Net Loss for the Period	(262,100)	(93,634)	(56,874)	(27,057)	(68,122)

Net Loss per share from continuing operations
Basic	-	(0.002)	(0.005)	(0.001)	(0.006)
Diluted	-	(0.002)	(0.005)	(0.001)	(0.006)
Net Loss per share from discontinued operations
Basic	-	-	-	-	-
Diluted	-	-	-	-	-
Net Loss per share for the period
Basic	-	(0.002)	(0.005)	(0.001)	(0.006)
Diluted	-	(0.002)	(0.005)	(0.001)	(0.006)
Weighted average number of shares outstanding
Basic		42,072,355	10,518,089	42,072,355	10,518,089

Diluted		42,072,355	10,518,089	42,072,355	10,518,089

The accompanying condensed notes form an integral part of these financial statements.

FIRST SOURCE DATA, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MAY 1, 2006 TO JANUARY 31, 2007, THE YEAR ENDED APRIL 30, 2006 AND THE PERIOD FROM JUNE 10, 2004 (SINCE INCEPTION) TO APRIL 30, 2005
(Amounts expressed in US dollars)
	Common Stock (Number of Shares)	Common Stock Amount	Additional Paid-in Capital ($)	Deficit Accumul. during develop. stage ($)	Unamortized stock-based compensation ($)	Total Stock- holders Equity ($)
Balance as of June 10, 2004	-	-	-	-	-	-
Stock issued on June 10, 2004 for cash @ 0.003 a share	9,016,667	9,017	18,033			27,050
Stock issued in November 2004 for cash @ 0.20 a share	70,000	70	13,930			14,000
Stock issued in November 2004 for cash @ 0.10 a share (valued at 0.20 a share - see notes 4 and 8)	100,000	100	19,900			20,000
Stock issued in December 2004 for cash @ 0.20 a share	56,525	57	11,248			11,305
Stock issued in December 2004 for cash @ 0.10 a share	15,000	15	1,485			1,500
Stock issued in December 2004 for cash @ 0.10 a share (valued at 0.20 a share - see notes 4 and 8)	15,000	15	2,985			3,000
Stock issued in January 2005 for cash @ 0.003 a share (valued at 0.20 a share - see notes 4 and 8)	890,000	890	177,110			178,000
Stock issued in January 2005 for cash @ 0.10 a share	16,500	16	1,634			1,650
Stock issued in January 2005 for cash @ 0.20 a share	316,350	316	62,954			63,270
Stock issued in February 2005 for cash @ 0.10 a share	10,000	10	990			1,000
Unamortized stock based compensation for stock holders					(69,120)	(69,120)
Net loss, from June 10, 2004 to April 30, 2005				(164,300)		(164,300)
Balance as of April 30, 2005 (Audited)	10,506,042	10,506	310,269	(164,300)	(69,120)	87,355

(continued on next page)

FIRST SOURCE DATA, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MAY 1, 2006 TO JANUARY 31, 2007, THE YEAR ENDED APRIL 30, 2006 AND THE PERIOD FROM JUNE 10, 2004 (SINCE INCEPTION) TO APRIL 30, 2005
(Amounts expressed in US dollars)

(CONTINUED FROM PREVIOUS PAGE)
	Common Stock (Number of Shares)	Common Stock Amount	Additional Paid-in Capital ($)	Deficit Accumul. during develop. stage ($)	Unamortized stock-based compensation ($)	Total Stock- holders Equity ($)
Stock issued on May 10, 2005 for cash @ 0.20 a share	12,500	12	2,488			2,500
Unamortized stock based compensation for stock holders					23,800	23,800
Rent - Free use of existing premises for 5 months (From December 2005 to April 2006)			3,500			3,500

Net loss for the year				(4,165)		(4,165)
Balance as of April 30, 2006 (Audited)	10,518,542	10,518	316,257	(168,465)	(45,320)	112,990

Unamortized stock based compensation for stock holders					14,400	14,400

Stock Split - October 25, 2006 @ 4 times	31,555,626

Net loss, from May 1, 2006 to January 31, 2007				(93,634)		(93,634)
Balance as of January 31, 2007 (Unaudited)	42,074,168	10,518	316,257	(262,099)	(30,920)	33,756

The accompanying condensed notes form an integral part of these financial statements.

FIRST SOURCE DATA, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED JANUARY 31, 2007 AND
2006, AND FROM JUNE 10, 2004 (SINCE INCEPTION) TO JANUARY 31, 2007
(Amounts expressed in US dollars)
(Unaudited)	Cumulative Since Inception (June 10, 2004 to January 31, 2007)	For the Nine Months Ended January 31

		2007	2006
Cash Flows from Operating Activities
Net Loss	$ (262,100)	$(93,634)	$(56,874)
Adjustments made to reconcile net loss to net cash from operating activities
Depreciation	15,568	6,654	5,565
Amortization of Stock Based Compensation	38,200	14,400	18,300
Fair value of rent for free use of existing premises	3,500	-	3,500
Shares issued for services rendered
For CEO - Javed Mawji	23,640	-	-
For former CEO - Alexei Diatchine	80,770	-	-
For rent and utilities	5,400	-	-
For professional services	1,500	-	-
For web hosting services	6,400	-	-
Changes in operating assets and liabilities
Decrease/(increase) in other receivable	(1,134)	2,684	-
Decrease/(increase) in prepaid expenses and deposits	(42,226)	6,637	(18,000)
Decrease/(increase) in accounts receivable	-	-	22,000
Increase/(decrease) in revenue received in advance	25,500	(21,400)	-
Increase/(decrease) in accounts payable & accruals	39,921	(731)	9,166
Cash flows used in operating activities	(65,061)	(85,390)	(16,343)
Cash Flows from Investing Activities
Purchase of property and equipment	(24,745)	(3,673)	(2,979)
Cash flows used in investing activities	(24,745)	(3,673)	(2,979)
Cash Flows from Financing Activities
Cash received on subscribed common stock	136,445	-	2,500
Cash flows provided by financing activities	136,445	-	2,500
Increase/(decrease) in cash and cash equivalents	46,639	(89,063)	(16,822)
Cash and cash equivalents, beginning of period	-	135,702	61,085
Cash and cash equivalents, end of period	$ 46,639	$ 46,639	$ 44,263

The accompanying condensed notes form an integral part of these financial statements.

First Source Data, Inc.

(A Development Stage Company)

Condensed Notes on Interim Financial Statements

For the Nine Months ended January 31, 2007

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

NOTE 2.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company is in the development stage and its main product, “AdmeUp Network”, is still under development with commercial usage expected in the future.

Management does not believe that the Company’s cash balance of $46,639 as of January 31, 2007 is sufficient to cover the expenses that the Company will incur during the next twelve months. The Company’s revenues normally generated have in the past been from ancillary services and there is no guarantee that these sources can generate sufficient cash to fund the development of the main product in the future.

Management plans to raise additional funds through debt or equity offerings, or by acquiring or merging with another company. There is no guarantee that the Company will be able to raise any capital through any of these activities.

NOTE 3.   RESEARCH AND PRODUCT DEVELOPMENT

During the period from May 1, 2006 to January 31, 2007, the Company incurred $12,800 in research and product development expenses. The Company’s focus during this period has been:

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

During the fiscal period ended April 30, 2005, the Company advanced $25,000 to JOYN Internet Communities, Inc. where the President of the Company at the time, Douglas McClelland, was also the President of JOYN Internet Communities, Inc. This loan has been settled in full and no amount was due from JOYN Internet Communities, Inc. as at April 30, 2006 (2005 - Nil).

On November 25, 2004, the Company issued 100,000 shares of its common stock to a shareholder of the Company, Foreground Image, Inc., partly in return for the services and partly for cash.

First Source Data, Inc.

(A Development Stage Company)

Condensed Notes on Interim Financial Statements

For the Nine Months ended January 31, 2007

(Amounts expressed in US dollars)

(Unaudited)

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

First 36 months - $ 1,600 a month

Next 8 months - $ 1,665 a month

The term of the agreement is 44 months effective from January 1, 2005. The unamortized portion of this is $30,920 as at January 31, 2007 and has been deducted from shareholders’ equity.

On January 1, 2006, the Company entered into an agreement with Lenka Gazova, a shareholder of the Company, for a period of 12 months for the programming services to be provided on the “AdmeUp Network”. The fees for this are as follows:

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

The choice of the form in which payment of the Fees will be made shall be solely that of the Company. The Company has not yet determined how the Fees will be paid.

On October 12, 2006, the Company entered into an Independent Contractor Agreement with Javed Mawji, who is the Company’s Chief Executive Officer and one of our directors. The agreement provided for compensation of $3,000 per month to be paid to Mr. Mawji for performance of services as the Company’s Chief Executive Officer from September 1, 2006 through December 31, 2006.

On October 17, 2006, the Company entered into an Independent Contractor Agreement with the Company’s Chief Financial Officer and one of its directors, Jueane Thiessen, pursuant to which Ms. Thiessen shall perform services as the Company’s Chief Financial Officer. The term of the agreement commenced October 17, 2006 and ends April 30,

First Source Data, Inc.

(A Development Stage Company)

Condensed Notes on Interim Financial Statements

For the Nine Months ended January 31, 2007

(Amounts expressed in US dollars)

(Unaudited)

2007, unless terminated earlier. In consideration for her services, Ms. Thiessen is entitled to receive cash compensation of $1,000 per month or a pro-rated amount for any partial months during which services are performed.

On November 1, 2006, the Company entered into a new sub-lease agreement with Foreground Image Inc. for office space. The lease expires on April 30, 2007 unless terminated earlier by written notice of either party and no consideration is payable by the Company under the lease. However, because this lease agreement immediately follows a lease agreement for the period from May 1, 2006 through October 31, 2006 under which total fees of $3,600 were payable, lease expenses for the twelve month period from May 1, 2006 through April 30, 2007 of $3,600 have been amortized to equal monthly allocations of $300.

On December 30, 2006, the Company entered into an Independent Contractor Agreement with its Chief Executive Officer and one of its directors, Javed Mawji, pursuant to which Mr. Mawji shall perform services as the Company’s Chief Executive Officer. The term of the agreement commenced December 30, 2006 and ends June 30, 2007, unless terminated earlier. In consideration for his services, Mr. Mawji is entitled to receive cash compensation of $3,000 per month during which services are performed.

NOTE 5. PROPERTY AND EQUIPMENT ($)

January 31, 2007	Cost	Accumulated	Net book
		depreciation	value
Computer hardware	17,736	8,559	9,177
Computer software	7,009	7,009	0
	24,745	15,568	9,177

April 30, 2006	Cost	Accumulated	Net book
		depreciation	value
Computer hardware	14,063	4,533	9,530
Computer software	7,009	4,381	2,628
	21,072	8,914	12,158

NOTE 6. OPERATING LEASE COMMITMENTS

On August 1, 2004, the Company entered into a sub-lease agreement with Foreground Image, Inc for office space. The lease is for a period of 16 months with the option to renew for a further one-year period. The lease payments are as follows.

First 12 months - $ 600 per month

Next 4 months - $ 700 per month

The Company issued 100,000 shares during the fiscal period ended April 30, 2005 to Foreground Image Inc. in satisfaction of the Company’s rent obligation for 16 months ending November 30, 2005. The fair value of these shares amounted to $20,000. Thereafter, the Company negotiated with Foreground Image Inc. to have the same premises rented to the Company free of charge for the rest of the financial year ending April 30, 2006. The Company recorded an expense of $3,500 and an equal amount of paid-in capital for this rent free period, which was calculated by multiplying the five months during which the Company would occupy the premises without paying

First Source Data, Inc.

(A Development Stage Company)

Condensed Notes on Interim Financial Statements

For the Nine Months ended January 31, 2007

(Amounts expressed in US dollars)

(Unaudited)

rent by a value of $700 per month that was based on the per-month rent payment amounts during the final months of the preceding lease agreement.

On May 1, 2006, the Company entered into a sub-lease agreement with Foreground Image Inc. for office space. The lease was for a period of 6 months at $ 600 per month with the option to renew. The lease expired on October 31, 2006. Thereafter, the Company negotiated with Foreground Image Inc. to have the premises rented to the Company free of charge for the rest of the financial year until April 30, 2007. Because these two lease arrangements include a lease under which fees are payable by the Company followed immediately by a second lease also with Foreground Image Inc. under which no fees are payable, lease expenses for the twelve month period from May 1, 2006 through April 30, 2007 of $3,600 have been amortized to equal monthly allocations of $300.

NOTE 7.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of January 31, 2007: Common stock, $0.001 par value; 100,000,000 shares authorized and 42,074,168 shares issued and outstanding.

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

For the Nine Months ended January 31, 2007

(Amounts expressed in US dollars)

(Unaudited)

NOTE 9. UNAMORTIZED STOCK-BASED COMPENSATION FOR STOCKHOLDERS

On January 26, 2005, the Company issued 360,000 shares of its common stock to a shareholder of the Company, Lenka Gazova, partly in return for her services and partly for cash. The stock-based compensation portion of this issue has been valued at $ 70,920 as the difference between issued price ($ 0.003 per share) and the grant-date fair value ($ 0.20 per share) and has been amortized over the term of the contract between the Company and Ms. Gazova as follows:

First 36 months - $ 1,600 a month

Next 8 months - $ 1,665 a month

The term of the agreement is 44 months effective from January 1, 2005. The unamortized portion of this is $30,920 as at January 31, 2007 and has been deducted from shareholders’ equity.

On November 25, 2004, the Company issued 100,000 shares of its common stock to a shareholder of the Company, Foreground Image Inc., partly in return for the services and partly for cash. The stock-based compensation portion of this issue has been valued at $ 10,000 as the difference between issued price ($ 0.01 per share) and the grant-date fair value ($ 0.20 per share) and was amortized over the term of the contract between the Company and Foreground Image, Inc as follows:

First 12 months  - $ 600 a month

Next 4 months  - $ 700 a month

The term of the agreement was 16 months effective from August 1, 2004. The unamortized portion of this stock-based compensation was $ Nil as at January 31, 2007.

The total unamortized portion of stock-based compensation for shareholders is $30,920 as at January 31, 2007 and has been deducted from stockholders’ equity.

NOTE 10.   WEB HOSTING SERVICE AND “ADMEUP” NETWORK PROGRAMMING SERVICES AGREEMENTS

The Company entered into a web hosting service agreement with one of its shareholders, Lenka Gazova, to install and service the Company’s servers.

In return for these services, on January 26, 2005, the Company issued 360,000 shares of its common stock to Mr. Gazova for cash at $ 0.003 a share where the issue-date share price has been determined as $0.20 a share. The stock-based compensation portion of this issue has been valued at $ 70,920 as the difference between issued price ($ 0.003 per share) and the grant-date fair value. ($ 0.20 per share) and has been amortized over the term of the contract between the Company and Ms. Gazova as follows:

First 36 months - $ 1,600 a month

Next 8 months - $ 1,665 a month

The term of the agreement is 44 months effective from January 1, 2005.

Further, on January 1, 2006, the Company entered into an agreement with Lenka Gazova, a shareholder of the Company, for a period of 12 months for the programming services to be provided on the “AdmeUp Network”. The fees for these services as follows:

a) $ 19,200 in cash or;

First Source Data, Inc.

(A Development Stage Company)

Condensed Notes on Interim Financial Statements

For the Nine Months ended January 31, 2007

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

The choice of the form in which payment of the Fees will be made is solely that of the Company, and the Company has not yet determined the form in which payment shall be made.

NOTE 11. COMMITMENTS

On January 1, 2006, the Company entered into an agreement with Lenka Gazova, a shareholder of the Company, for a period of 12 months for the programming services to be provided on the “AdMeUp Network”. The fees for these services will be selected by the Company from one of the following options:

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

The choice of the form in which payment of the Fees will be made shall be solely that of the Company. The Company has not yet determined how the Fees will be paid.

On October 17, 2006, the Company entered into an Independent Contractor Agreement with the Company’s Chief Financial Officer and one of its directors, Jueane Thiessen, pursuant to which Ms. Thiessen shall perform services as the Company’s Chief Financial Officer. The term of the agreement commenced October 17, 2006 and ends April 30, 2007, unless terminated earlier. In consideration for her services, Ms. Thiessen is entitled to receive cash compensation of $1,000 per month or a pro-rated amount for any partial months during which services are performed.

On November 1, 2006, the Company entered into a new sub-lease agreement with Foreground Image Inc. for office space. The lease expires on April 30, 2007 unless terminated earlier by written notice of either party and no consideration is payable by the Company under the lease. However, because this lease agreement immediately follows a lease agreement for the period from May 1, 2006 through October 31, 2006 under which total fees of $3,600 were payable, lease expenses for the twelve month period from May 1, 2006 through April 30, 2007 of $3,600 have been amortized to equal monthly allocations of $300.

On December 30, 2006, the Company entered into an Independent Contractor Agreement with its Chief Executive Officer and one of its directors, Javed Mawji, pursuant to which Mr. Mawji shall perform services as the Company’s Chief Executive Officer. The term of the agreement commenced December 30, 2006 and ends June 30, 2007, unless terminated earlier. In consideration for his services, Mr. Mawji is entitled to receive cash compensation of $3,000 per month during which services are performed.

First Source Data, Inc.

(A Development Stage Company)

Condensed Notes on Interim Financial Statements

For the Nine Months ended January 31, 2007

(Amounts expressed in US dollars)

(Unaudited)

NOTE 12. SUBSEQUENT EVENTS

There have been no subsequent material events which are material to an understanding of the financial statements.

NOTE 13. COMPARATIVE FIGURES

The comparative figures have been re-classified to conform to the current year’s presentation.

Item 2. Management’s Discussion and Analysis

INTRODUCTION

The following discussion and analysis compares the Company’s results of operations for the nine months ended January 31, 2007 to the same period in 2006. This discussion and analysis should be read in conjunction with the Company’s financial statements and the related notes thereto included elsewhere in this Quarterly Report for the nine months ended January 31, 2007. This Quarterly Report contains certain forward-looking statements and the Company’s future operation results could differ materially from those discussed herein.

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

Results of operations for the nine months ended January 31, 2007 as compared to the nine months ended January 31, 2006

Revenue

For the nine months ended January 31, 2007, the Company generated revenues of $21,400 from bespoke online marketing activities carried out for a single client. For the nine months ended January 31, 2006, the Company generated $353,000 in revenues. The reduction in revenues for the comparable period is due to lower sales, which in turn was due to management devoting fewer resources toward marketing the Company’s products and services. Instead, the Company’s management focused its attention on three activities: (1) developing the Company’s main software product, the AdMeUp Network, an online software system that is being designed to facilitate online marketing for the Company’s potential customers. The AdMeUp Network is still in the development stage and does not yet generate revenues; (2) obtaining public reporting company status in the United States; and (3) obtaining a quotation on the Over the Counter Bulletin Board service. During the nine month period ending January 31, 2007, management also devoted some time toward identifying and assessing potential merger or acquisition targets.

Expenses

During the nine months ending January 31, 2007, the Company incurred expenses of $100,540, compared with $114,998 for the same period in 2006. The majority of expenses, $81,086 in the nine months ending January 31, 2007 and $107,833 for the nine months ending January 31, 2006, pertained to selling and administrative activities. The reduction in the selling and administrative expenses in the latter period reflected the reduced expenses associated with marketing activities. The Company nonetheless incurred substantial selling and administrative expenses during the nine month period ending January 31, 2007 as a result of its activities discussed in the paragraph above under the heading ‘Revenue’. Research and development expenses, which pertain to development of the AdMeUp Network, increased from $1,600 for the nine month period ending January 31, 2006 to $12,800 for the nine month period ending January 31, 2007.

Net Income/Loss

During the nine month period ending January 31, 2007, the Company incurred a net loss of $93,634 compared with a net loss of $56,874 for the nine month period ending January 31, 2006. This loss occurred because the Company generated limited revenues during the nine months ending January 31, 2007. However, part of the loss for the nine month period ending January 31, 2007 was due to an increased research and development expenditure of $12,800 incurred to further develop the AdMeUp Network, which the Company intends to use to generate revenues in the future. The AdMeUp Network is still in development stage and does not yet generate revenues.

Liquidity and Capital Resources

The Company does not yet have an adequate source of reliable, long-term revenue to fund operations. There can be no assurances that the Company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations and development of its main product, the AdMeUp Network or that the AdMeUp Network, when fully developed, would enable the Company to realize revenues sufficient to fund its operations.

As of January 31, 2007, the Company had cash and cash equivalents of $46,639. The Company also had $42,227 in prepaid expenses and deposits, and other receivables of $1,131 on the same date. The Company’s liquidity as of January 31, 2007 should be interpreted in conjunction with a recorded liability of $25,500 that represents revenue that the Company has received in advance for services not yet performed as of January 31, 2007.

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

In order to generate adequate cash to continue operations, the Company plans to continue to promote its bespoke online marketing services to potential customers. The Company also plans to continue developing the AdMeUp Network. In addition, the Company intends to identify other marketing companies that are suitable for merger or acquisition. If the Company acquires or merges with another marketing company, the Company may be able to fund the continued development and marketing of the AdMeUp Network by using the cash held by the acquired or merged company or the cash proceeds of ongoing operations of the resulting company.

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

None.

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

10.9

Premises Rental Sub-lease Agreement between the Company and Foreground Image, Inc., dated December 1, 2005 (filed herewith).

10.10

Programming Services Agreement between the Company and Lenka Gazova, dated January 1, 2006 (included as Exhibit 10.7 to the Form SB-2/A filed June 27, 2006 and incorporated herein by reference).

10.11

Independent Contractor Agreement between the Company and Javed Mawji, dated March 1, 2006 (included as Exhibit 10.6 to the Form SB-2/A filed April 20, 2006 and incorporated herein by reference).

10.12

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

10.14

Form of Subscription Agreement entered into with each of the selling shareholders (included as Exhibit 10.13 to the Form SB-2/A filed August 14, 2006 and incorporated herein by reference).

10.15

Independent Contractor Agreement between the Company and Javed Mawji, dated October 12, 2006 (included as Exhibit 10.1 to the Form 8-K filed October 13, 2006 and incorporated herein by reference).

10.16

Independent Contractor Agreement between the Company and Jueane Thiessen, dated October 17, 2006 (included as Exhibit 10.1 to the Form 8-K filed October 23, 2006 and incorporated herein by reference).

10.17  Premises Rental Sub-lease Agreement between the Company and Foreground Image, Inc., dated November 1, 2006 (included as Exhibit 10.1 to the Form 8-K filed November 3, 2006 and incorporated herein by reference).

10.18

Independent Contractor Agreement between the Company and Javed Mawji, dated December 30, 2006 (included as Exhibit 10.1 to the Form 8-K filed January 3, 2007 and incorporated herein by reference).

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

FIRST SOURCE DATA, INC.

Date: March 16, 2007

By: /s/ Javed Mawji

        Javed Mawji

                         Chief Executive Officer

Date: March 16, 2007

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

Date: March 16, 2007

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

Date: March 16, 2007

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

The Quarterly Report for the quarter ended January 31, 2007 (the "Form 10-QSB") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 16, 2007

/s/  Javed Mawji

-------------------------------------

By:  Javed Mawji

Chief Executive Officer

Date: March 16, 2007

 /s/ Jueane Thiessen

-------------------------------------

By: Jueane Thiessen

Chief Financial Officer