Form 10KSB
period 2007-04-30
First Source Data, Inc.
filed 2007-07-31
CIK 1350573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2007

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to

Commission file number 333-131621

FIRST SOURCE DATA, INC.

(Exact name of issuer as specified in its charter)

NEVADA

    20-1558589

  (State or other jurisdiction of incorporation or organization)                            (I.R.S. Employer Identification No.)

161 Bay St. 27th Floor, Toronto, Ontario, Canada

M5J 2S1

(Address of principal executive offices)

(Zip Code)

Issuer’s telephone number (416) 214-1516

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

      Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during  the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

        Yes [ ]  No [X]

State issuer's revenues for its most recent fiscal year: $ 65,955.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of July 13, 2007: $6,160,770.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

168,296,672 shares of common stock, par value $0.001

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes

; No    X

TABLE OF CONTENTS

Item 1.

Description of Business.

2

Item 2.

Description of Property.

14

Item 3.

Legal Proceedings.

  14

Item 4.

Submission of Matters to a Vote of Security Holders.

  14

Item 5.

Market for Common Equity and Related Stockholder Matters.

14

Item 6.

Management's Discussion and Analysis.

15

Item 7.

Financial Statements.

18

Item 8.

Changes In and Disagreements With Accountants on Accounting

and Financial Disclosure.

39

Item 8A.

Controls and Procedures.

39

Item 8B.

Other Information.

39

Item 9.

Directors, Executive Officers, Promoters, Control Persons and

Corporate Governance; Compliance with Section 16(a) of the Exchange Act

39

Item 10.

Executive Compensation.

42

Item 11.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters.

43

Item 12.

Certain Relationships and Related Transactions.

44

Item 13.

Exhibits.

45

Item 14.

Principal Accountant Fees and Services.

46

PART I

ITEM 1.

Description of Business

Statements in this Form 10-KSB Annual Report may be "forward-looking statements". Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions, or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates, and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-KSB Annual Report, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-KSB Annual Report.

GENERAL

We incorporated on June 10, 2004 as First Source Data, Inc. under the laws of the State of Nevada. We are currently in the development stage. Our business comprises the development and provision of online marketing management services and products. We are developing an online marketing software product that is designed to help our customers manage their marketing campaigns. Our services are intended to help our customers gather, manage, and analyze market information. We also provide customized marketing consulting services, including design and implementation of online advertising programs, marketing campaign management, and advisory services concerning the marketing process. Currently, our target customer base consists of businesses in the luxury travel and financial services industries.

We have not been profitable since our incorporation. We have no significant assets or financial resources. The limited extent of our assets and revenues, our early stage of development, and our limited operating history make us subject to the risks associated with start-up companies, including negative cash flows. The report of our independent auditors for the year ended April 30, 2007 states that there is substantial doubt that we will be able to continue as a going concern.

PRINCIPAL PRODUCTS AND SERVICES

We are a marketing management and consulting service provider. We currently design online marketing software tools that can be used to manage marketing campaigns. Our products and services are being designed to help companies, public institutions, and other organizations gather, manage, and analyze market information to aid their strategic decision-making processes. We also design and implement online marketing and awareness programs for our customers. Our primary market consists of companies and public institutions around the world that might benefit from marketing campaign management, market data analysis, or online communication campaigns.

Specifically, we have two categories of products and services:

1) Customized Online Marketing Services. We design and implement online business development or marketing campaigns on behalf of customers that want to take advantage of the marketing opportunities afforded by the internet but are not sufficiently familiar with the technology to do it themselves. This is our premium service and can be delivered in a variety of formats. This service involves us designing and implementing a campaign that could include email list brokering, creating content such as online streaming videos, or distributing press releases supplied by the customer. As part of our service offering, we can also train the customer on online marketing techniques such as how to find suitable content for a website and other aspects of online marketing.

Our customized online marketing services have been fully developed. However, we intend to 1add new features to our service offerings in response to customer needs. Our revenue model is to charge each customer a lump sum price for each marketing or business development campaign that we conduct. We normally require a deposit prior to commencing these services for new customers because a customized marketing project requires considerable initial cash outlays. As of April 30, 2007, customized online marketing services have accounted for 100% of our revenues. Our service agreements are typically short-term in nature and normally have durations of less than one month.

2) Self-service Online Marketing Suite. We also offer a suite of online marketing tools that customers can draw on to create, manage, and monitor their online marketing campaigns. This product suite consists of two main components:

a) Email Campaign Management System. This software provides our customers’ sales managers with a powerful tool to acquire, manage, and service their new customers using personalized, permission-based emails. The system is fully accessible from any web-enabled computer. Our customers can upload email lists and send out emails using our secure server. If required, we can work with the customer to help it develop and implement strategies to build an opt-in email list.

Using our system, our customers can send out HTML or text emails and track who opened messages and where in the message the recipient clicked. Our customers can also see who deleted the message, who forwarded it, and other metrics. Depending on the customer and the nature of the promotion, newsletters may carry advertising or link to a landing page with advertising.

All emails sent via the system are required to be opt-in and have an unsubscribe link automatically appended. Any customer found using the system to send unsolicited emails would be barred from using the system.

Our email campaign manager system is fully developed, installed on our server, and ready to be used by our customers. Our customer would be charged either a monthly access fee, if it intends to be a regular user, or a unit rate cost based on the number of emails sent, the exact rate for which would be determined after negotiations with the customer. To date, our email campaign management system has generated no revenues.

b) The “AdMeUp Network”. We are developing a proprietary marketing system named the “AdMeUp Network”, and we have either assembled, developed ourselves, or are in the process of developing ourselves, all the software components required to put it into practice. The AdMeUp Network is in the development stage and is not yet available to customers. Once its underlying components have been integrated, the system will be able to automatically identify, profile, and match internet-based product sellers and customers. We also expect that the system will allow complementary businesses to exchange traffic, negotiate rates, and enter binding sales and traffic commission contracts. The objective of the AdMeUp Network is to populate our Affiliate Management System with complementary merchants and advertisers. We expect to receive higher commission-based revenues as the number of transactions that take place using our Affiliate Management System increases. The system has four components:

Affiliate Management System – We have developed a software system that enables us to receive commissions for serving as an intermediary between merchants and online advertisers. Merchant advertisers can upload to our centralized link access system creative material (banners, text links, and linked images) identifying products or services that they have for sale. Online advertisers can review material posted to our system by merchants and select for publication material that best matches up with the content of the advertisers’ websites. When a merchant receives traffic from users originating from the advertiser’s site, the advertiser is paid compensation according to the terms agreed between the two parties. Commissions may be calculated based on sales received, traffic delivered, or generation of sales leads (such as by users opting into the merchant’s newsletter distribution list). We expect to earn commissions from merchants of approximately 10% of the amount paid to the advertiser.

This system can be accessed from any web-enabled computer and has an easy-to-use, intuitive user interface. The underlying software allows sales and leads to be tracked and monitored according to a range of variables. Depending on the needs of our merchant customers, we can fully manage the system or provide self-management capabilities to our customers under a licensing agreement. We can also provide our customers with weekly reports detailing key conversion rates including impressions, click-through rates, and numbers of actions completed.

Our affiliate management system is fully developed. We have not received any revenues to date from this product. This product can be viewed as a major component of our planned product, the “AdMeUp Network”.

Link Directory – Designed to capture user information, our Link Directory is designed to be integrated into many website portals. Once implemented, these portals can feed user data into a centralized database. The Link Directory is intended to act as a marketing tool to promote the Affiliate Management System by allowing us to collect profiles.

Ad-Bid System - The Ad-Bid System is a marketplace for traffic, where webmasters can describe the type of traffic, goods, and services they have, and negotiate with others in order to reach mutually beneficial business agreements, which would be executed and tracked in the Affiliate Management System.

Profile Manager – The Profile Manager enables user information collected in the other three components to be managed, organized, and analyzed for the purpose of identifying potential business partners.

Currently, the Profile Manager and Affiliate Management System have been completed, the Link Directory is near completion, and the Ad-Bid system is under development. We are in the process of developing the programming architecture that will allow the various software modules to communicate with each other. We expect to have a working prototype of the AdMeUp Network by the end of February 2008. As of April 30, 2007, the AdMeUp Network has generated no revenues.

OUR BUSINESS STRATEGY

Our business strategy has three components:

1) We intend to further develop our product offerings. We have already documented the AdMeUp Network and we intend to assemble or develop, or are in the process of developing, all the software components required to put the AdMeUp Network into practice. Our primary goal is to complete the programming of the AdMeUp Network. An important part of our progress toward achieving this goal is developing programming architecture that will allow our various software modules to communicate with each other. We estimate that we will have completed a working prototype of the AdMeUp Network by the end of February 2008. We had previously estimated that we would have completed development of the AdMeUp Network by October 2006. The completion date has been delayed partly because during the financial year ending April 30, 2007, our management focused more attention than originally anticipated on obtaining financing to enable us to continue to carry on business and pursuing potential acquisitions of other companies, partly because finalizing the design of the Ad-Bid component is requiring more time than was initially anticipated, and partly because management spent some time assessing various acquisition targets.

We expect the overhead costs associated with the AdMeUp Network to be low, consisting mostly of hosting and maintenance fees. We estimate that completing the development and implementing the system, including marketing it and funding overhead associated with it until it is self-sufficient, will require approximately $64,000 in additional funds. We may obtain the financial resources necessary to enable us to carry on business by conducting one or more securities offerings, obtaining a loan from a bank or one of our directors, generating revenues from new business, or by acquiring a company that has cash resources. We have not yet secured any commitments to obtain any of these forms of additional financial resources.

2) We believe that growth can, at times, be more cost-effective if achieved by acquisition rather than internal growth and development. Our business plan contemplates that we may acquire other marketing companies or assets, which may be paid for by debt, shares of our common stock, by cash, or partly by shares and partly by cash. To date, we have not identified any specific targets for acquisition. Growth by acquisition is a longer-term strategy that we do not expect to be able to engage in until we have sufficient cash. We are aiming to engage in an acquisition by May 2008, although we are explicitly not committing to any time schedule for these activities, and management will decide if and when to proceed with an acquisition in light of our performance and external business conditions. Our first priority remains completing the AdMeUp Network.

3) The nature of our business is such that any organization with internet access can access our services, no matter where it is located. Any geographical expansion we engage in at this stage would need to be self-financing. We intend to only expand physically (with a permanent office) into any given geographical area if we already have sufficient revenues generated from online customers in that area to cover expenses associated with a new office. We intend to only open a new office if we feel that doing so would provide an opportunity to realize revenues that we would not otherwise achieve by servicing customers from our current premises and over the internet. We have no plans to translate our website into other languages or to provide our services in other languages. We do not intend to sell equity or take on debt to finance any of our geographical expansion. Presently, we do not have any plans to open a new office. We will, however, seek opportunities to expand our customer base geographically using our existing office.

MARKETS FOR OUR PRINCIPAL PRODUCTS AND SERVICES

We currently target the luxury travel and financial services markets for our customer base.  When we have fully developed the AdMeUp Network, we intend to more broadly market our products and services to companies, governments, and other organizations around the world that might benefit from marketing campaign management, market data analysis, or online communication campaigns.

CUSTOMERS

Since inception until April 30, 2007, we had non-renewable service contracts with five customers for ancillary services. Four of our customers, Accelerated Capital Ltd., Interkod Technologie s.r.o., Haynes Capital Corp. Slovakia s.r.o., and Viralytics Limited hired us to produce public relations material, distribute news to the investor community, perform general marketing services, and provide statistical reports regarding public relations campaigns. Our fifth customer, 3636186 Canada Inc. (operating as CaribbeanWay) in Canada, retained us to research and develop an online marketing system based on combining link exchanges with affiliate marketing.

Up to April 30, 2007, we have received $618,555 in revenues, including income from discontinued operations, from these five customers. Our principal customers have been Accelerated Capital, representing $154,000 of our revenues to date, Interkod, representing $211,400 of our revenues, and Haynes Capital Corp. Slovakia s.r.o., representing $242,500 of our revenues.  The balance of our inception-to-date revenues distributed between Viralytics and 3636186 Canada Inc.

COMPETITION

The online marketing and advertising industry is occupied by wide variety of businesses. Our products and services are primarily intended to provide businesses with an online marketing capability or to enhance their own online marketing efforts using our technology.

We compete with companies that offer strategic consulting, web design, advertising and direct marketing, information technology, and e-commerce services, as well as the in-house development efforts of many companies. Our competitors include the following:

- strategic consulting firms such as Bain & Company, Boston Consulting Group, Braun Consulting and McKinsey & Company;

- advertising and direct marketing agencies such as Ogilvy One, Modem Media, and Wunderman;

- online marketing consulting companies, electronic campaign management, and integrative product solution providers such as Digitas, Relationserve, ValueClick, and aQuantive;

- customer relationship management units of systems integrators such as Accenture, Cap Gemini, PricewaterhouseCoopers, Sapient, and IBM Global Services;

 - internal information technology departments of current and potential customers; and

 - companies that provide broad distribution of advertising across the Internet such as AOL, MSN, Yahoo! and Google.

The competitors listed above have product and service offerings that far exceed our own. We compete against these companies only for market share in the project consulting, investor relations, and software licensing segments of the online marketing industry. We represent a small fraction of market share of the marketing and consulting industry. In addition, because of our relatively limited revenues and cash, our capacity to perform certain online marketing and consulting activities is smaller than that of our competitors. As a result, we do not compete for market share with customers seeking high value marketing campaigns that would require significant upfront cash expenses. We do, however, compete against larger companies because they advertise and provide their products and services to smaller businesses whom we are capable of providing products and services to and therefore represent potential customers.

Unlike many of our competitors, our marketing business consists exclusively of online activities. We are therefore able to brand our company as a specialist in online marketing and consulting. Because of our exclusive focus on the online segment of the marketing and consulting industry, we have a much more limited capacity to promote different types of products and services to our customers compared to our competitors.

Although our larger competitors are better funded than us, we believe we can differentiate ourselves by providing high quality customer service and innovative ideas. The nature of the marketing services that we provide requires personalized service and quick responsiveness. In our opinion, smaller companies such as ours are not at any disadvantage in comparison with larger companies in this regard.

In addition, our lack of affiliation with a larger company such as Google or Microsoft means that we are not limited in our choice of technology. We are free to select the software or other technology that suits our own or our customers’ needs. We are able to provide a "one stop shop" for our customers; for example, we can provide services that combine Google, Microsoft, and Yahoo! components.

There are also many smaller companies that provide online marketing services on a project-by-project basis. These companies range in size from sole proprietors to companies with under 100 employees. Online marketing services may represent only one component of a larger set of the products and services of our smaller competitors. Smaller online marketing companies often attract customers by directly approaching a personal acquaintance or a potential customer who has an existing relationship with the company or its management, rather than by advertising their services. As such, we face extensive competition that is difficult to identify or quantify. We believe that we have hundreds or thousands of competitors. Because there is rapid growth and relatively low barriers in the online marketing industry, we expect other companies to enter our market.

We believe that the principal competitive factors in our industry are:

- value of the services or products provided compared to their price;

- quality of services;

- reputation for services provided to past customers;

- technical and strategic expertise, particularly data analysis capabilities;

- ability to provide complete, integrated solutions;

- speed of development and implementation of solutions;

- brand recognition and size of the firm;

- effectiveness of sales and marketing efforts; and

- financial stability.

We believe that we can currently compete favorably with respect to the first two of these factors. However, given our developmental stage of business, small size, and limited scope of operations, we believe that we are currently at a competitive disadvantage relative to more established competitors with respect to the other factors listed above. Established competitors who have greater access to capital and positive cash flow from revenues may be in a better position to capture a share of the available market.

We hope to offset the competitive advantages of our established competitors by offering products and services that are superior in quality and more appealing, and by launching an effective marketing campaign. However, we may not be able to compete successfully against our current or future competitors and competition may have a material adverse effect on our business, results of operations, or financial condition.

INTELLECTUAL PROPERTY

We do not own any patents or trademarks. We are not licensing any product or service from a third party that is material to our business.  Depending upon the particular needs and demands of our customers, we may, in the future, seek patents or copyrights for the intellectual material we produce.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON OUR BUSINESS

There are numerous laws and regulations that apply to commerce on the internet or are of more general application but have an effect on our operations. These include laws and regulations with respect to user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security, language use, and the convergence of traditional telecommunications services with internet communications. Due to the increasing popularity of use of the internet by consumers and businesses, it is possible that further laws and regulations with respect to the internet may be adopted at federal, state, provincial, and local levels. There may be additional laws and regulations that will apply to the transaction of business by us that we will need to explore as we enter international markets. We are subject to laws in every jurisdiction in which we conduct business. Currently, we are incorporated in the United States and maintain an office in the Province of Ontario, Canada. To date, we have had customers located in Canada, Bermuda, Slovakia, and Australia. Current and future laws and regulations within and outside of the United States may have a material adverse affect on us and our business. In particular, the following laws of the United States regulate our online marketing activities:

CAN-SPAM Act of 2003 (United States) (otherwise known as the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003). This Act imposes significant requirements on corporate use of e-mail for marketing and related purposes. The Act includes content and procedural requirements that companies must observe when initiating e-mail marketing communications, and it prohibits false or deceptive activities in connection with such emails.

Federal Trade Commission Act (1914) (United States). This Act allows the FTC to act in the interest of all consumers to prevent deceptive and unfair acts or practices, and prohibits unfair or deceptive advertising in any medium, including the internet. Under the Act, advertising agencies or website designers may be responsible for reviewing the information used to substantiate the claims made in their customers’ advertisements. The FTC has enacted numerous rules and guidelines under its authority that regulate advertising, including the Mail or Telephone Order Merchandise Rule, Guides Against Deceptive Pricing, Guides Concerning the Use of Endorsements and Testimonials in Advertising, Deception Policy Statement, and Unfairness Policy Statement.

RESEARCH AND DEVELOPMENT

For the financial year ended April 30, 2007, we spent approximately $19,200 on research and development activities. For the financial year ended April 30, 2006, we spent approximately $6,400 on research and development activities.

EMPLOYEES AND CONTRACTORS

As of July 30, 2007 we had two contractors, consisting of two of our four directors, Javed Mawji, Jueane Thiessen. Javed Mawji is also our Chief Executive Officer, President, and Secretary, and Jueane Thiessen is also our Chief Financial Officer. Mr. Mawji and Ms. Thiessen currently devote approximately 25 and 20 hours per week respectively to activities relating to First Source Data, Inc.

We retain contractors to provide services related to our administration, management and development, and to provide software development, design, writing, and editing services as necessary based on the phase of the business plan and available funds.

Our freelance contractors include programmers and business document writers. As of July 30, 2007, our principal contractor has been Lenka Gazova. Lenka Gazova has provided software programming and website hosting services. From time to time, we have retained contractors for one-off purposes, such as to carry out business analysis or to disseminate news through various online distributors, according to the needs of our customers.

We plan to continue using our existing network of freelance contractors to assist us with the ongoing development of our business and to retain the services of additional contractors as needed. We believe that our use of freelance contractors to conduct our day-to-day operations and product and service development enables us to react to customer demands without the need to incur large fixed overhead costs. We therefore believe that the use of independent contractors will help us to maintain low day-to-day costs of business during our development stage, and we expect to be able to quickly expand our operations as the number and size of our customers increase. We believe that our network of freelance contractors is sufficient to support our current levels of business activity, as well as increased levels of activity.

RISK FACTORS

Risks Relating To Our Business

We intend to grow our company by acquisition, and if we are not successful, our business will be harmed.

Our business strategy includes the attainment of a portion of our growth through our ability to successfully execute our acquisition model. In order to pursue a growth by acquisition strategy successfully, we must identify suitable candidates for these transactions, complete these transactions, and manage post-closing issues such as integration of the acquired business into our corporate structure. Integration issues are complex, time-consuming, and expensive and, without proper planning and implementation, could significantly disrupt our business. Potential disruptions include diversion of management's attention, loss of key business and/or personnel from the acquired company, unanticipated events, and legal liabilities. If the business becomes impaired, there could be partial or full write-offs attributed to the acquisition.

The independent auditor’s opinion on our financial statements for the year ended April 30, 2007 includes an explanatory paragraph to their audit opinion stating that our current status and limited operations raise substantial doubt about our ability to continue as a going concern.

Our continued operations are contingent on our ability to raise additional capital and obtain financing and success in future operations. If we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital, we may have to substantially curtail our operations and business plan. If we do not achieve sufficient revenues to meet our future obligations, we intend to seek sufficient financial resources by issuing shares of common stock, borrowing cash from a bank or one of our directors, or a combination of these activities. We may be unable to obtain additional financing using any of these methods. These conditions raise substantial doubt about our ability to continue as a going concern. However, our financial statements do not include any adjustments that might result if we are unable to continue our business. The report of our independent auditors for the year ended April 30, 2007 states that our current status and limited operations raise substantial doubt about our ability to continue as a going concern. Until such time we receive additional debt or equity financing, there is a risk that our auditors will continue to include a going concern provision in their reports.

We have a limited operating history and may never achieve or sustain profitable operations.

We have a short operating history and have not been profitable since our incorporation in June 2004. Since inception until April 30, 2007, we have had only five customers. Even if we obtain future revenues sufficient to expand operations, increased operational or marketing expenses could adversely affect our liquidity. The limited extent of our assets and revenues, our early stage of development, and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. We have no significant assets or financial resources. Our lack of operating history makes it very difficult for you to make an investment decision based upon our managerial skill. We may never become profitable and our stockholders may lose their entire investment.

We depend on our officers and directors to perform our business activities and our ability to recruit and retain the qualified individuals needed to operate and develop our business is unknown.

We depend on our officers and directors to perform many of our business activities. Currently, our President and Chief Executive Officer, Javed Mawji, personally carries out our sales activities. Mr. Mawji also liaises with external contractors who provide additional programming and consulting services. Our Chief Financial Officer, Jueane Thiessen, personally performs most of our accounting and financial management functions. Our present management structure, although adequate for the early stage of our operations, will likely have to be significantly augmented as our operations expand. Our future success will depend in part on the services of our key personnel and, additionally, on our ability to identify, hire and retain additional qualified personnel. There is intense competition for qualified management, marketing, accounting, and sales personnel in our main area of business, online marketing consulting and management. We may not be able to continue to attract and retain the personnel needed to operate and develop our business. Because we rely on our directors and officers to perform our sales, accounting, and financial management activities, failure to attract and retain key personnel could have a material adverse effect on us.

We have limited cash which we anticipate will be insufficient to fund our plan of operations for the twelve months ending April 30, 2008 and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We have limited capital reserves to finance expansion or to protect us from a downturn in business. We currently do not have sufficient cash to fund operations for the twelve months ending April 30, 2008. We expect that we will need to raise additional funds to fully fund our operations for the twelve month period beginning May 1, 2007. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by new business. If additional shares are issued to raise capital, our existing shareholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.  We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

Two of our directors, Javed Mawji and Jueane Thiessen, also serve as our officers. These interrelationships may create conflicts of interest that might be detrimental to us.

There are various interrelationships between our officers and directors that may create conflicts of interest that might be detrimental to us. One of our directors, Javed Mawji, is our Chief Executive Officer, President, and Secretary. Jueane Thiessen, also our director, is our Chief Financial Officer. Our board of directors, which appoints our officers, currently consists of four persons, Mr. Mawji, Ms. Thiessen, Douglas McClelland, and Stefan Wille. Together, Mr. Mawji and Ms. Thiessen control fifty percent of the voting power of the board of directors. Because Mr. Mawji and Ms. Thiessen are both directors and officers, there exists a potential future conflict of interest regarding the decision to remove our officers or appoint new officers. Our directors and officers will deal with any such conflicts of interest, should they arise, in accordance with our Corporate Code of Ethics and applicable corporate law principles.

We may be subject to foreign currency fluctuation and such fluctuation may adversely affect our financial position and results.

We are currently located in Canada and pay most of our expenses in United States dollars. However, our target market is global. We may enter into contracts that require customers to pay us in currencies other than United States dollars. Therefore, our potential operations make us subject to foreign currency fluctuation. We do not make investments that offset the risk of adverse foreign currency fluctuations and we may suffer increased expenses and overall losses as a result.

We do not own patents on our products and, if other companies copy our products, our revenues may decline which may result in a decrease in our stock price.

We do not own patents on our products we have developed and we do not currently intend to file for patent protection on those products. Therefore, another company could recreate our products they manufacture and could compete against us, which would adversely affect our revenues.

We do not carry any insurance and we may be subject to significant lawsuits which could substantially increase our expenses.

We do not carry any insurance. There are a number of occurrences that could adversely affect our financial condition. These include damage to our assets, financial records, or other property by fire or water, as well as any successful lawsuits against us involving recovery of damages arising out of our contractual, legal, or other duties.

Should such an uninsured loss occur, our costs may substantially increase which would lower our overall profitability, if any.

Amendments to telecommunications regulations could have a material adverse effect on our business by increasing the cost of our operations or the costs that customers must incur to use our products and services.

We use telecommunications services to deliver our online marketing management and consulting services to customers. In addition, our customers typically require telecommunications systems to use our products and services. The telecommunications industry is subject to regulatory control. Any amendments to current regulations in any jurisdiction where we operate or where our customers conduct business could have a material adverse effect on our business, results of operations, and prospects. If amendments to regulations increase the cost of using telecommunications services, our operating expenses may increase. As well, if regulatory amendments increase the cost that our customers must incur to use our services, we may experience difficulty attracting new customers or retaining existing customers.

Equipment loss or malfunctions and telecommunication service interruptions or delays may adversely affect our ability to provide our products and services.

Our business is highly dependent on its computer and telecommunications equipment and software systems for the operation and quality of our services. The temporary or permanent loss of all or a portion of these systems, including as a result of physical damage or operating malfunction, or significant replacement delays, could have a materially adverse effect on our business, financial condition, and results of operations. Any interruptions, delays or capacity problems experienced on the Internet or with telephone services could adversely affect our ability to provide our products and services.

Substantially all of our revenue has been derived from short-term contract engagements with three customers. If these customers do not enter into additional contracts with us, our stockholders may lose their entire investment because we may be unable to obtain new revenues that generate sufficient cash to meet our obligations.

Substantially all of our revenues since our incorporation have been derived from ancillary services for three customers. Our contracts with these customers are short-term in nature and there is no guarantee that we will enter into new contracts and receive additional revenues from these customers in the future. We anticipate that we will rely on one or a small number of engagements and customers for at least the next twelve months. Our existing customers and new customers may not provide us with sufficient levels of revenue to generate profits or even to sustain operations. We may not be able to replace the revenues generated by any existing customer that chooses not to enter into additional contract engagements with us.

Risks Relating To Our Stock

Our stockholders may have difficulty selling their shares because our common stock is considered a penny stock, which may be less appealing to broker-dealers and potential purchasers.

The SEC has adopted penny stock regulations which apply to securities traded over-the-counter. The penny stock rules generally define a penny stock to be any equity security that has a market price of less than $5.00 per share or an equity security of an issuer with net tangible assets of less than $5,000,000 if the corporation has been in continuous operations for less than three years. Penny stocks include the equity securities of private companies with no active trading market if they do not qualify for one of the exclusions from the definition of penny stock. Subject to certain limited exceptions, the rules require broker-dealers, before effecting transactions in any penny stock, to:

-  Deliver to the customer, and obtain a written receipt for, a disclosure document;

-  Disclose certain price information about the penny stock;

-  Disclose the amount of compensation received by the broker-dealer or any associated  person  of  the  broker-dealer;

-  Send monthly statements to customers with market and price information about the penny stock; and

-  In some circumstances, approve the purchasers account pursuant to certain standards and deliver written statements to the customer with information specified in those rules.

Rather than comply with those rules, many broker-dealers refuse to enter into penny stock transactions which may make it more difficult for investors to sell their shares of our common stock and thereby liquidate their investments.

If a market for our common stock does develop and our shares trade below $5.00 per share, our common stock will be a penny stock. Due to the thinly traded market for penny stocks, there may be a lack of brokers willing to trade in our common shares. In addition, as a penny stock, our common stock may be less appealing to certain potential purchasers. As a result, our stockholders may encounter difficulty selling common shares of our stock and are at a high risk of losing all or part of their investment.

Existing and prospective stockholders may experience significant dilution if we enter into a business combination with a private concern or public company and issue securities to shareholders of such private company.

Our business plan contemplates that we may acquire other companies or assets.  As a result, we may enter into a business combination with a private concern or public company that, depending on the terms of merger or acquisition, may result in us issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued common shares would result in reduction in percentage of shares owned by our present and prospective shareholders and may result in a change in control or management of our company.

Douglas McClelland, one of our directors, controls approximately 85% of our common shares, and he may not vote his shares in a manner that benefits minority shareholders.

As of April 30, 2007, Douglas McClelland, one of our directors, owns approximately 85% of our voting stock. As a result, Mr. McClelland exercises significant control over our business affairs and policy. Mr. McClelland is able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring, or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of Mr. McClelland. In addition, Mr. McClelland may not have an interest in fully promoting the sale of our common stock if such sales would reduce the opportunity for him to sell his own shares at any time in the future.

We may need to raise additional capital. If we are unable to raise necessary additional capital, our business may fail or the value of our outstanding common stock may be materially adversely affected.

We currently do not have sufficient cash to fund operations through the twelve months ending April 30, 2008. We expect that we will need to raise additional funds to fully fund our operations for the twelve month period ending April 30, 2008. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by new business. If additional shares are issued to raise capital, our existing shareholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available we may be required to change our planned business strategies. If we are unable to obtain adequate financing, may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

Our common stock has experienced in the past, and is expected to experience in the future, significant price and volume volatility, which substantially increases the risk that our stockholders may not be able to sell their shares at or above the price that they paid for the shares.

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. From March 26, 2007 and through July 26, 2007, our common stock was sold and purchased at prices that ranged from a high of $0.29 to a low of $0.09 per share (with prices adjusted for a four-to-one forward split in our stock that occurred on June 6, 2007). An inability for our stockholders to sell their shares in a rapidly declining market as a result of the illiquidity in our stock may substantially increase their risk of loss because the price for our common stock may suffer greater declines due to its price volatility.

The price of our common stock that will prevail in the market may be higher or lower than the price that our stockholders pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

- Variations in our quarterly operating results;

- Development of a market in general for our products and services;

- Changes in market valuations of similar companies;

- Announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

- Loss of a major customer or failure to complete significant transactions;

- Additions or departures of key personnel; and

- Fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and stocks quoted on the OTC Bulletin Board in particular, have experienced significant price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying companies. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

Over the past few months, there have been periods of significant increases in trading volume of our common stock during which the price of our stock has both increased and decreased. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this Annual Report does not necessarily portend what the trading  price of our common stock might be in the future.

Moreover, class action litigation has often been brought against companies following periods of volatility in the market price of the common stock of those companies. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on investments in our stock.

Our directors have the right to authorize the issuance of preferred stock and additional shares of our common stock.

Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. We have no intention of issuing preferred stock at the present time. Any issuance of preferred stock could adversely affect the rights of holders of our common stock.

Should we issue additional shares of our common stock at a later time, the ownership interest of each of our current stockholders would be proportionally reduced. Our stockholders do not have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Item 2.

Description of Property

Our business operations are conducted from our principal executive offices at 161 Bay St. 27th Floor, Toronto, Ontario, Canada, M5J 2S1, which we have leased from Regus Business Centres from May 1, 2007 to April 30, 2008. We believe that all of our facilities are adequate for current operations for at least the next twelve months. However, we expect that we could locate other suitable facilities at our current address at comparable rates, should we need more space.

Item 3.

Legal Proceedings

As of the date of this report, we are not aware of any litigation or potential litigation affecting us or our assets.

Item 4.

Submission of Matters to a Vote of Security Holders

During the fourth quarter of our financial year ending April 30, 2007, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

Our common stock is quoted on the OTC Bulletin Board under the symbol "FSOR.OB." Our stock was not actively traded until March 26, 2007. From March 26, 2007 until the end of the fourth quarter for our fiscal year ending April 30, 2007, the high and low sales prices of our stock, adjusted for a four-to-one forward stock split which occurred on June 6, 2007, were $0.27 and $0.09 respectively. These quotations reflect inter-dealer prices, without mark-up, mark-down, or commission, and may not represent actual transactions.

Since our inception, no dividends have been paid on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

As of July 30, 2007, we had 168,296,672 shares of our common stock outstanding and our shares of common stock were held by approximately 29 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

RECENT SALES OF UNREGISTERED SECURITIES

On January 1, 2006, we entered into an agreement with Lenka Gazova, one of our shareholders, for a period of twelve months under which Ms. Gazova was required to perform programming services to develop the “AdMeUp Network” for a minimum of 20 hours per month. Under this agreement, we owned all copyright, intellectual property, and other ownership rights to the work performed by Ms. Gazova. Compensation was due when all services were complete and we had the option to determine the form and amount of compensation payable to Ms. Gazova based on one of the following options: a) $ 19,200 in cash; b) a number of our unregistered common shares equal to $19,200 divided by the weighted average trading price of the our common shares posted on any stock quotation or listing service for the 10-day period prior to the date of payment; or c) some combination of a) and b) that will yield a market value of $19,200. We have not yet paid the compensation owing to Ms. Gazova under this agreement and have not yet determined whether the fees or these services will be paid in cash, unregistered stock, or a combination of cash and unregistered stock. On January 1, 2007, we entered into a new agreement with Ms. Gazova with the same terms for a further period of twelve months to continue providing programming services on the “AdMeUp Network”. This option for us to issue shares to Ms. Gazova under each of these agreements was issued under the Regulation S exemption. Ms. Gazova is not a U.S. person as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S. in accordance with Rule 903(c). Ms. Gazova acknowledged that if we compensate her in unregistered shares for her services, the shares purchased must come to rest outside the U.S.

This transaction did not involve a distribution or public offering, and no commission was paid in connection with this option agreement.

Item 6.     Management's Discussion and Analysis

INTRODUCTION

The following discussion and analysis compares our results of operations for the twelve months ended April 30, 2007 to the same period in 2006. This discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Annual Report for the year ended April 30, 2007. This Annual Report contains certain forward-looking statements and our future operation results could differ materially from those discussed herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve risks and uncertainties. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including our ability to continue as a going concern, our ability to find and retain skilled personnel, new regulations and legislation, our ability to protect its intellectual property rights, its ability to raise additional capital, and such other risks and uncertainties as may be detailed from time to time in its public announcements and filings with the U.S. Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED APRIL 30, 2007 AS COMPARED TO THE TWELVE MONTHS ENDED APRIL 30, 2006

Revenue

For the twelve months ended April 30, 2007, we generated revenues of $65,955 from bespoke online marketing activities carried out for two customers. For the twelve months ended April 30, 2006, we generated $510,400 in revenues in addition to $16,200 in income from discontinued operations. The reduction in revenues for the comparable period was due to lower sales, which in turn was due to management devoting fewer resources toward marketing our products and services. Instead, our management focused its attention on four activities: (1) developing our main software product, the AdMeUp Network, an online software system that is being designed to facilitate online marketing for our potential customers (the AdMeUp Network is still in the development stage and does not yet generate revenues); (2) obtaining public reporting company status in the United States, which was achieved in September 2006; (3) obtaining a quotation on the Over the Counter Bulletin Board service; and (4) identifying and assessing potential merger or acquisition targets. For the financial year ending April 30, 2008, we intend to focus on completing development of the AdMeUp Network, identifying and assessing acquisition targets, and, if one or more suitable acquisition targets become available, engaging in acquisitions.

Expenses

During the twelve months ending April 30, 2007, we incurred expenses of $166,766 compared with $155,539 for the same period in 2006. The majority of expenses, $139,434 in the twelve months ending April 30, 2007 and $141,526 for the twelve months ending April 30, 2006, pertained to selling and administrative activities. The reduction in the selling and administrative expenses in the latter period reflected the reduced expenses associated with marketing activities. We nonetheless incurred substantial selling and administrative expenses during the twelve month period ending April 30, 2007 as a result of activities discussed in the paragraph above under the heading ‘Revenue.’

Research and development expenses, which pertain to development of the AdMeUp Network, increased from $6,400 for the twelve month period ending April 30, 2006 to $19,200 for the twelve month period ending April 30, 2007. This increase occurred as a result of increased expenses pertaining to software development for the AdMeUp Network.

Net Income/Loss

During the twelve month period ending April 30, 2007, we incurred a net loss of $138,449 compared with a net loss of $4,165 for the twelve month period ending April 30, 2006. The loss for the twelve month period ending April 30, 2007 occurred because we generated limited revenues during this period but continued to incur expenses associated with developing the AdMeUp Network, and achieving and maintaining public reporting status. Achieving and maintaining public reporting status has been one of our goals since inception for several reasons. These reasons include increasing the range of financing options available to us in the longer term, liquidity for our shareholders, and customer confidence. Part of the loss for the twelve month period ending April 30, 2007 was due to research and development expenses of $19,200 incurred to further develop the AdMeUp Network, which we intend to use to generate revenues in the future. The AdMeUp Network is still undergoing development and does not yet generate revenues.

LIQUIDITY AND CAPITAL RESOURCES

We do not yet have an adequate source of reliable, long-term revenue to fund operations. We may not in the future achieve a consistent and reliable revenue stream adequate to support continued operations and development of our main product, the AdMeUp Network, or that the AdMeUp Network, when fully developed, would enable us to realize revenues sufficient to fund our operations.

As of April 30, 2007, we had cash and cash equivalents of $88,388. We also had receivables of $866 on the same date which were subsequently collected. On April 30, 2007, we issued a Promissory Note to one of our directors, Douglas McClelland, in consideration of $50,000 cash that we borrowed from Mr. McClelland on the same date. Any unpaid amount of the $50,000 balance borrowed shall be payable on demand by Mr. McClelland. No interest shall accrue or be payable under the Promissory Note. We are permitted to make partial payments against the principal balance of $50,000 at any time without penalty.

Our future capital requirements will depend on a number of factors, including costs associated with development of our main product, the AdMeUp Network, the cost of marketing this system, and our ability to generate revenues from bespoke online marketing services for customers. At present, we lack sufficient cash and cash equivalents on hand to conduct operations through the end of 2007.

Over the twelve months ending April 30, 2008, we also expect to incur $181,000 in expenses associated with our ongoing operations, based on the following activities:

- $8,000 for property leasing and utilities;

- $70,000 for services provided by our officers and directors;

- $25,000 in research and development expenses, including services provided by contractors programming the AdMeUp Network;

- $20,000 in selling and marketing expenses, including travel expenses;

- $8,000 in legal representation associated with our public reporting requirement;

- $5,000 in legal representation other than that associated with our public reporting requirement;

- $30,000 for external auditing and review of our interim financial statements by our independent auditors; and

- $15,000 in other administrative charges including transfer agent, EDGAR filing, and proxy distribution fees.

We believe that substantially all of these expenses will be paid in cash. Therefore, we believe that our planned operations for the next twelve months will require approximately $181,000 in cash. As of April 30, 2007, we had cash balances of approximately $88,000. Assuming that we do not generate any cash from operations, we believe that we have sufficient cash to fund our plan of operations described above for, but not beyond, approximately the first five months of our fiscal year ending April 30, 2008. These estimates assume that our director, Douglas

McClelland, will not require any payment of the $50,000 in cash that he has loaned us, which is payable in full or part on demand. If Mr. McClelland requires payment of all or a portion of his loan, we will have less cash available to conduct our operations and the number of months that we are able to fund our operations will be reduced.

Any additional cash revenues that we generate from our operations will ease the burden on our cash and enable us to finance operations for a longer period of time than we have estimated. If we generate no additional cash revenues beyond the approximately $88,000 that we had available as of April 30, 2007, we estimate that will need to raise approximately $93,000 in additional funds during the next twelve months. Additional financing may come in the form of securities offerings or bank financing. We have not yet secured any commitments to obtain any of these forms of additional financing.

In order to generate adequate cash to continue operations, we plan to continue to promote our bespoke online marketing services to potential customers. We also plan to continue developing the AdMeUp Network. In addition, we intend to identify other marketing companies that are suitable for merger or acquisition. If we acquire or merge with another marketing company, we may be able to fund the continued development and marketing of the AdMeUp Network by using the cash held by the acquired or merged company or the cash proceeds of ongoing operations of the resulting company.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Item 7.     Financial Statements.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

APRIL 30, 2007 AND 2006, AND THE PERIOD FROM

 JUNE 10, 2004 (INCEPTION) TO APRIL 30, 2007

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

FIRST SOURCE DATA, INC.

Page #

Report of Independent Registered Certified Public Accounting Firm. . . . . . . . . . . . . . . . . . . . .

     19

Balance Sheets as of April 30, 2007 and 2006. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

     20

Statements of Operations for the years ended April 30, 2007 and 2006 and the period from June 10, 2004 (inception) to April 30, 2007. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

     21

Statement of Changes in Stockholders Equity for the years ended April 30, 2007 and 2006

and the period from June 10, 2004 (inception) to April 30, 2007. . . . . . . . . . . . . . . . . . . . . . .                     22-23

Statement of Cash Flow for the years ended April 30, 2007 and 2006 and the period from June 10, 2004 (inception) to April  30, 2007. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

    24

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   25-38

Schwartz Levitsky Feldman llp

CHARTERED ACCOUNTANTS

LICENSED PUBLIC ACCOUNTANTS

TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

First Source Data, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of First Source Data, Inc. (A Development Stage Company, incorporated in the State of Nevada) as of April 30, 2007 and 2006 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended April 30, 2007 and 2006 and for the period from June 10, 2004(date of inception) to April 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Source Data, Inc. as of April 30, 2007 and April 30, 2006, the results of its operations and its cash flows for the years ended April 30, 2007, April 30, 2006 and for the period from June 10, 2004(date of inception) to April 30, 2007 in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the company is in the development stage and its main product ‘AdmeUp Network’ is still under development. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to its current status are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“/s/Schwartz Levitsky Feldman llp”

Toronto, Ontario, Canada

Chartered Accountants

July 24, 2007

Licensed Public Accountants

1167 Caledonia Road

Toronto, Ontario M6A 2X1

Tel:  416 785 5353

Fax:  416 785 5663

FIRST SOURCE DATA, INC.
(A Development Stage Company)
BALANCE SHEETS AS OF APRIL 30, 2007 AND 2006
(Amounts expressed in US Dollars)
	Notes	30-Apr-07	30-Apr-06
ASSETS
Current Assets:
Cash and Cash Equivalents		88,388	135,702
Accounts Receivable, less Allowance for Doubtful Accounts		866	-
$ Nil and $ Nil at April 30, 2007 and April 30, 2006
Prepaid Expenses and Deposits	6	13,525	48,863
Other Receivable	7	2,630	3,818
		105,409	188,383

Property & Equipment	8	7,699	12,158

TOTAL ASSETS		$113,108	$200,541

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Revenue Received in Advance		-	46,900
Accounts Payable & Accruals	9	65,767	40,651
Note Payable	5	50,000	-
		115,767	87,551

COMMITMENTS AND CONTINGENCIES (NOTES 10 AND 18)

Stockholders' Equity:
Capital Stock
Authorized:	19
Common stock (400,000,000 @ par value of $ 0.001)
Issued:
Common stock	13	168,297	168,297
Paid in Capital		162,078	162,078
Unamortized stock-based compensation for stockholders	15	(26,120)	(45,320)
Deficit accumulated during development stage		(306,914)	(168,465)
		(2,659)	112,990

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY		$113,108	$200,541

FIRST SOURCE DATA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2007 AND 2006, AND THE PERIOD FROM JUNE 10, 2004 (INCEPTION) TO APRIL 30, 2007
(Amounts expressed in US Dollars)
		10-Jun-04 (inception)	For the year	For the year
		through	ended	ended
	Notes	30-Apr-07	30-Apr-07	30-Apr-06

Revenue		598,355	65,955	510,400
Cost of goods sold		432,864	37,638	375,226
Gross margin		165,491	28,317	135,174

Expenses:
Selling and administrative		445,704	139,434	141,526
Depreciation		17,046	8,132	7,613
Research and development		25,855	19,200	6,400
		488,605	166,766	155,539

Loss from continuing operations		(323,114)	(138,449)	(20,365)
Income from discontinued operations, net	17	16,200	-	16,200
Net Loss for the Period		(306,914)	(138,449)	(4,165)

Net Loss per share from continuing operations
Basic			-	-
Diluted			-	-
Net Loss per share from discontinued operations
Basic			-	-
Diluted			-	-
Net Loss per share for the period
Basic			-	-
Diluted			-	-
Weighted average number of shares outstanding
Basic			* 168,296,672	*168,296,672
Diluted			* 168,296,672	*168,296,672
* After giving retroactive effect of 4:1 stock splits effective September 27, 2006 and June 5, 2007.

The accompanying notes form an integral part of these financial statements.

FIRST SOURCE DATA, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED APRIL 30, 2007 AND 2006, AND THE PERIOD FROM JUNE 10, 2004 (INCEPTION) TO APRIL 30, 2007
(Amounts expressed in US Dollars)
(Page 1 of 2)
	Common Stock*	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Unamortized Stock-based Compensation	Total Stockholders’ Equity

Balance as of June 10, 2004	-	-	-	-	-	-
Stock issued on June 10, 2004 for cash @ 0.003 a share	144,266,672	144,267	-117,217			27,050
Stock issued in November 2004 for cash @ 0.20 a share	1,120,000	1,120	12,880			14,000
Stock issued in November 2004 for cash @ 0.10 a share	1,600,000	1,600	18,400			20,000
(valued at 0.20 a share - see note 14)
Stock issued in December 2004 for cash @ 0.20 a share	904,400	904	10,401			11,305
Stock issued in December 2004 for cash @ 0.10 a share	240,000	240	1,260			1,500
Stock issued in December 2004 for cash @ 0.10 a share	240,000	240	2,760			3,000
(valued at 0.20 a share - see note 5)
Stock issued in January 2005 for cash @ 0.003 a share	14,240,000	14,240	163,760			178,000
(valued at 0.20 a share - see note 5 and 14)
Stock issued in January 2005 for cash @ 0.10 a share	264,000	264	1,386			1,650
Stock issued in January 2005 for cash @ 0.20 a share	5,061,600	5,062	58,208			63,270
Stock issued in February 2005 for cash @ 0.10 a share	160,000	160	840			1,000
Unamortized stock-based compensation for stockholders					(69,120)	(69,120)
Net loss, from June 10, 2004 to April 30, 2005				(164,300)		(164,300)
Balance as of April 30, 2005	168,096,672	168,097	152,678	(164,300)	(69,120)	87,355

FIRST SOURCE DATA, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED APRIL 30, 2007 AND 2006, AND THE PERIOD FROM JUNE 10, 2004 (INCEPTION) TO APRIL 30, 2007
(Amounts expressed in US Dollars)
(Page 2 of 2)
	Common Stock*	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Unamortized Stock-based Compensation	Total Stockholders’ Equity

Stock issued on May 10, 2005 for cash @ 0.02 a share	200,000	200	2,300			2,500
Amortization of stock-based compensation for stockholders					23,800	23,800
Rent - Free use of existing premises for 5 months			3,500			3,500
(From December 2005 to April 2006)
Net loss for the year				(4,165)		(4,165)
Balance as of April 30, 2006	168,296,672	168,297	158,478	(168,465)	(45,320)	112,990
Amortization of stock-based compensation for stockholders					19,200	19,200
Rent - Free use of existing premises for 6 months			3,600			3,600
(From November 2006 to April 2007)
Net loss for the year				(138,449)		(138,449)
Balance as of April 30, 2007	168,296,672	168,297	162,078	(306,914)	(26,120)	(2,659)

* The number in Common Stock reflects the retroactive post 4:1 stock splits effective September 27, 2006 and June 5, 2007.

The accompanying notes form an integral part of these financial statements.

FIRST SOURCE DATA, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2007 AND 2006, AND THE PERIOD FROM JUNE 10, 2004 (SINCE INCEPTION) TO APRIL 30, 2007
(Amounts expressed in US Dollars)
	10-Jun-04 (inception) through 30-Apr-07	For the year ended 30-Apr-07	For the year ended 30-Apr-06
Cash Flows from Operating Activities
Net Loss	$(306,914)	$(138,449)	$(4,165)
Adjustments made to reconcile net loss to net cash from operating activities
Depreciation	17,046	8,132	7,613
Amortization of Stock Based Compensation	43,000	19,200	23,800
Fair value of rent for free use of existing premises	7,100	3,600	3,500
Shares issued for services rendered
For CEO - Javed Mawji	23,640	-	-
For former CEO - Alexei Diatchine	80,770	-	-
For rent and utilities	5,400	-	-
For professional services	1,500	-	-
For web hosting services	6,400	-	-
Changes in operating assets and liabilities
Increase in other receivable	(6,367)	1,188	(1,416)
Increase in prepaid expenses and deposits	(9,788)	35,338	(45,126)
Decrease (increase) in accounts receivable	(866)	(866)	22,000
Increase in revenue received in advance	-	(46,900)	46,900
Increase in accounts payable & accruals	65,767	25,116	21,989
Cash flows provided by (used in) operating activities	(73,312)	(93,641)	75,095

Cash Flows from Investing Activities
Purchase of property and equipment	(24,745)	(3,673)	(2,978)
Cash flows used in investing activities	(24,745)	(3,673)	(2,978)

Cash Flows from Financing Activities
Note Payable	50,000	50,000	-
Cash received on subscribed common stock	136,445	-	2,500
Cash flows provided by financing activities	186,445	50,000	2,500
Increase in cash and cash equivalents	88,388	(47,314)	74,617
Cash and cash equivalents, beginning of period	-	135,702	61,085
Cash and cash equivalents, end of period	$88,388	$88,388	$135,702

Commitments (See Notes 10 and 18)
Subsequent Events (See Note 19)
Supplemental Cash Items:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes form an integral part of these financial statements.

First Source Data, Inc.

(A Development Stage Company)

Notes to Financial Statements

As of April 30, 2007 and 2006

(Amounts expressed in US Dollars)

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

First Source Data, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 10, 2004.

The Company is a marketing management and consulting service provider. The Company is in the development stage with its main objective being the development and commercialization of a business-to-business software product titled the "AdMeUp Network" which it is currently designing. The AdMeUp Network includes online marketing software tools that can be used to manage marketing campaigns. The Company’s products and services are being designed to help companies, public institutions, and other organizations gather, manage, and analyze market information to aid their strategic decision-making processes.

The Company also designs and implements online marketing and awareness programs for its clients. The Company’s primary market consists of companies and public institutions around the world that might benefit from marketing campaign management, market data analysis, or online communication campaigns. The Company’s current target markets are luxury travel and financial services. The Company’s initial operations include: capital formation, organization, website construction, target market identification, research costs, promotional materials costs, and marketing planning.

NOTE 2.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company is in a development stage and its main product, “AdMeUp Network”, is still under development with commercial usage expected in the future.

Management does not believe that the company’s current cash of $ 88,388 is sufficient to cover the expenses that the Company will incur during the next twelve months. The Company’s revenues generated during the year and normally generated in the past have been from ancillary services and there is no guarantee that these sources can generate sufficient cash to fund the development of the Company’s main product, the AdMeUp Network, until its expected completion of February 2008.

Management plans to raise additional funds that the Company requires through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Basis of Accounting

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected an April 30 year-end.

b.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from those estimates.  Estimates have been used for ascertaining the expected life of property and equipment, the net realizable value of accounts receivable and other receivable, and for the accrual of expenses.

First Source Data, Inc.

(A Development Stage Company)

Notes to Financial Statements

As of April 30, 2007 and 2006

(Amounts expressed in US Dollars)

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

c.    Cash Equivalents

Cash equivalents usually consist of highly liquid investments, which are readily convertible into cash with maturity of three months or less when purchased.  As at April 30, 2007, cash equivalents consist of mainly cash of $ 88,388 (2006 - $ 135,702).

d.   Property and Equipment

For financial statement purposes, property and equipment are stated at cost less accumulated depreciation.

Depreciation is provided using the straight-line method over the assets’ estimated useful lives (three years for computer hardware and two years for computer software). The Company does not depreciate its assets in the month of purchase and full depreciation is provided in the month of sale.

The Company capitalized $ Nil (2006 - $ Nil) that was incurred in content writing, interface design and software server integration including online email, auto responders, customer help desk, and online payment system as per Statement of Position 98-1.

e.   Revenue Recognition

The Company derives ancillary revenue during the fiscal year by providing online marketing and consumer data management services and internet technology consulting despite its main product “AdMeUp Network” being under development. The Company recognizes revenue from these services when the following four conditions are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collection is reasonably assured.

Services revenues are generally recognized at the time of performance. The Company defers revenue should payments be received in advance of the above services being recorded.

To date, the Company has earned revenues from five categories of services, although it has recently discontinued one line of service. These categories, and the payment terms of the services that have been provided under each, are described below. The Company anticipates that, in the future, it would be able to negotiate similar contract terms prior to performing services under any of the categories below.

i)

Financial newsletter publishing and disseminating:

Fees were non-refundable and based on a lump sum amount for publishing and disseminating financial newsletters that satisfied agreed-upon content requirements. Payment in full was required prior to commencement of services. No cancellation provisions were included in the contract. This service category has been discontinued.  (See Note 17)

ii)

Marketing consulting services; preliminary planning and design of a software-based marketing system:

The Company was retained to complete the first phase of a project whereby the Company would plan, design, and implement an integrated affiliate marketing and link exchange system. The first phase involved preparing an initial specification and budget report that would set out details concerning the proposed project. Fees were based on actual work performed, calculated by hours of time spent multiplied by previously agreed upon hourly unit rates. The contract provided that the Company would be paid within 30 days of delivery of the invoice to be issued following completion of this first phase. The Company required customer consent to proceed with each phase of the project and the customer decided

First Source Data, Inc.

(A Development Stage Company)

Notes to Financial Statements

As of April 30, 2007 and 2006

(Amounts expressed in US Dollars)

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

to terminate the project after the report was provided. No cancellation provisions were available for the first phase of the project.

iii)

Ongoing marketing consulting service agreement with prices based upon subsequent quotations:

The Company entered into a contract to provide various marketing services upon request of the customer, with the timing, amount of payment, and quality specifications of the services to be subsequently determined by written agreement between the customer and the Company. Payment was due within thirty days following delivery of the invoice for any services performed in full up to the date of the invoice. The contract had a term of six months, but could be terminated earlier by either party providing 15 days written notice to the other party.  The contract was honored.

iv)

 Marketing consulting service agreement based on acceptance of prices set out in initial quotation:

The Company provided the customer with a proposal setting out fees and other details of services that the Company would provide upon acceptance of the proposal by the customer. The services comprised disseminating press releases, responding to inquiries from the general public on behalf of the customer, and preparing streaming video interview content. Fees were based on the greater of: 1) the estimated unit rates set out in the proposal multiplied by the estimated quantity of work to be performed; and 2) the unit rates set out in the proposal multiplied by the actual quantity of work performed. The Company required a non-refundable deposit in the full amount of the estimated total fees prior to commencing services. Any fees exceeding the estimated fees would be due upon delivery of our invoice. No cancellation provisions were included in the contract.

v)

Investor relations campaign agreement:

The customer accepted the service proposal, which detailed the Company’s fees and services for preparing press releases and disseminating emails. Fees were based on the actual work performed for each weekly campaign at the unit rates described in the proposal. The contract provided that the Company would carry out a weekly investor relations campaign when instructed by the customer, with a one-week minimum duration of services. The Company required a non-refundable deposit amounting to approximately 40% of the Company’s fees for the first weekly campaign prior to carrying out any services. Subsequent fees would be payable in full within 30 days of the Company sending an invoice to the customer. No cancellation provisions were included in the contract.

f.   Advertising and Promotion

The Company expenses advertising and promotion costs as incurred. Total advertising and promotion costs charged to expenses for the period ended April 30, 2007 were $ 2,180 (2006 – $ Nil).

g.   Foreign Currency Translations

The Company maintains its accounting records in U.S. dollars, which is the functional, and reporting currency. Foreign currency transactions are translated into the functional currency in the following manner.

At the transaction date, each asset, liability, revenue and expense is translated into the functional currency by the use of the exchange rate in effect at that date.  At the period end, monetary assets and liabilities are translated into the functional currency by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations.

First Source Data, Inc.

(A Development Stage Company)

Notes to Financial Statements

As of April 30, 2007 and 2006

(Amounts expressed in US Dollars)

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

h.   Long-Lived Assets Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with Statement of Financial Accounting Standard (SFAS) No. 144,

"Accounting for the Impairment or Disposal of Long-Lived Assets".  An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition.  The excess of the asset’s carrying value over its fair value calculates the amount of the impairment loss to be recorded.

i.   Basic Earnings per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective June 10, 2004 (inception).

Basic net loss per share amount is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed in the same manner as basic loss per share due to the lack of dilutive items in the Company.

j.   Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company discloses this information in its Statement of Stockholders' Equity.

k.   Income Taxes

Income taxes are provided in accordance with SFAS No. 109, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

l.   Financial Instruments and Concentration of Credit Risk

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The Company determines the fair value of its financial instruments based on quoted market values or discounted cash flow analyses. Unless otherwise indicated, the fair value of financial assets and financial liabilities approximate their recorded values.

Financial instruments that may potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. Cash equivalents consist of deposits with major commercial banks and/or checking account balances. With respect to accounts receivable, the Company performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from them. Allowances are maintained for potential credit losses consistent with the credit risk of specific customers and other information.

First Source Data, Inc.

(A Development Stage Company)

Notes to Financial Statements

As of April 30, 2007 and 2006

(Amounts expressed in US Dollars)

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

m.  Stock-based Compensation

The Company has adopted SFAS No. 123 (Revised) - “Share Based Payment,” which requires the Company to measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee or a non-employee is required to provide service in exchange for the award-the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee and non-employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments.

n.    Recent Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS 155 "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140". SFAS 155 addresses the following: a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

In March 2006, the FASB issued SFAS 156 "Accounting for Servicing of Financial Assets -- an amendment of FASB Statement No. 140". SFAS 156 is effective for the first fiscal year beginning after September 15, 2006. SFAS 156 changes the way entities account for servicing assets and obligations associated with financial assets acquired or disposed of.   In June 2006, FASB issued FASB Interpretation No. 48.

In June 2006, the FASB published FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN 48 is not expected to have a material effect on the Company’s financial condition or results of operations. "

"In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment

First Source Data, Inc.

(A Development Stage Company)

Notes to Financial Statements

As of April 30, 2007 and 2006

(Amounts expressed in US Dollars)

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The implementation of SAB No. 108 is not expected to have a material impact on the Company’s results of operations and financial condition.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements”. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year. In developing this Statement, the Board considered the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. SFAS 157 defines fair value and establishes a framework for measurement.

In September 2006, the FASB also issued SFAS 158 “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans”.  Under SFAS 158, for an employer with publicly traded equity securities, the requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006.  For an employer without publicly traded equity securities, the requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after June 15, 2007.  The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position (paragraphs 5, 6, and 9) is effective for fiscal years ending after December 15, 2008.  Earlier application is permitted if for all of an employer's benefit plans.

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply the Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of the Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption.  This Statement permits application to eligible items existing at the effective date (or early adoption date).

Out of these recent pronouncements, except for SFAS 123 (Revised), none of the other pronouncements are applicable for the Company or have a material effect on the Company’s results of operations or financial position.

NOTE 4.   WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 5.   RELATED PARTY TRANSACTIONS

On June 10, 2004, the Company issued 144,266,672 shares of its common stock to the President of the Company in return for cash.

First Source Data, Inc.

(A Development Stage Company)

Notes to Financial Statements

As of April 30, 2007 and 2006

(Amounts expressed in US Dollars)

NOTE 5.   RELATED PARTY TRANSACTIONS (cont’d)

During the fiscal period ended April 30, 2005, the Company advanced $25,000 to JOYN Internet Communities Inc. where the President of the Company was also a Director of JOYN Internet Communities Inc. This loan was settled in full as at April 30, 2006.  No amount was due from JOYN Internet Communities Inc. as at April 30, 2007.

On November 25, 2004, the Company issued 1,600,000 shares of its common stock to a shareholder of the Company, Foreground Image Inc., partly in return for the services and partly for cash (See note 15 for details).

On December 3, 2004, the Company issued 240,000 shares of its common stock to a shareholder of the Company, partly in return for his services and partly for cash. The stock-based portion of this issue has been valued at $ 1,500, which is the fair value of the services rendered.

On January 10, 2005, the Company issued 6,560,000 shares of its common stock to the former CEO of the Company, partly in return for his services and partly for cash. The stock-based portion of this issue has been valued at $ 82,000, which is the fair value of the shares.  The difference between the fair value of the shares issued and the services rendered has been received in cash.

On January 25, 2005, the Company issued 1,920,000 shares of its common stock to the current CEO of the Company partly in return for his services and partly for cash. The stock-based portion of this issue has been valued at $ 24,000, which is the fair value of the shares.  The difference between the fair value of the shares issued and the services rendered has been received in cash.  A further $ 36,000 (2006 - $ 31,000) has been paid by cash to him for the services rendered by him during the year ended April 30, 2007.

On January 26, 2005, the Company issued 5,760,000 shares of its common stock to a shareholder of the Company, partly in return for the web hosting services provided by her and partly for cash. The stock-based portion of this issue has been valued at $ 72,000, which is the fair value of shares.  The difference between the fair value of the shares issued and the services rendered has been received in cash.  This fair value of the services is being amortized and has been amortized over the term of the contract as follows:

First 36 months

- $ 1,600 a month

Next 8 months

- $ 1,665 a month

The term of the agreement is 44 months effective from January 1, 2005. The unamortized portion of this is $ 26,120 as at April 30, 2007 ($ 45,320 in 2006) and has been deducted from shareholders’ equity (See note 15 for more details).

On January 1, 2006, the Company entered into an agreement with a shareholder of the Company, for a period of 12 months for the programming services to be provided on the “AdMeUp Network”. The fees for this would be as follows:

a) $ 19,200 in cash; or

b) A number of shares in the common stock of the Company, without registration rights and incorporating such restrictive legends as are required by the Company to comply with all applicable laws, equal to $ 19,200 divided by the weighted average trading price of the Company’s common shares posted on any stock quotation or listing service for the 10-day period prior to the date of payment (or, if the trading price of the Company’s common shares is not at that time posted on any quotation or listing service, the weighted average price applied to the three most recent issuances of the Company’s common shares); or

c) Some combination of a) and b) above that will yield a market value of $ 19,200 based on the foregoing valuation methodology.

First Source Data, Inc.

(A Development Stage Company)

Notes to Financial Statements

As of April 30, 2007 and 2006

(Amounts expressed in US Dollars)

NOTE 5.   RELATED PARTY TRANSACTIONS (cont’d)

The choice of the form in which payment of the Fees shall be made shall be solely that of the Company. On January 1, 2007, the Company renewed this agreement with the same terms for a further period of 12 months to continue providing programming services on the “AdMeUp Network”.

During the fiscal year ended April 30, 2007, $ 3,000 (2006 - $ Nil) has been paid by cash to the newly appointed Chief Financial Officer of the Company for professional services rendered for the period from October 17, 2006 to April 30, 2007. On October 17, 2006, an Independent Contractor Agreement was entered into under which compensation of $ 1,000 per month be paid to perform services as the Company’s Chief Financial Officer for a minimum of 10 hours per week from October 17, 2006 through April 30, 2007. On April 27, 2007, the Chief Financial Officer and the Company agreed that the compensation payable to her under this contract would be only $500 per month due to a lower than anticipated scope of services that she was required to perform under this Agreement. Prior to the appointment, on May 10, 2005, the Company issued 12,500 shares of its common stock to her in return for cash.

On April 27, 2007, the President of the Company gave an unsecured loan of $ 50,000 to the Company payable on demand and with no interest.

On April 30, 2007, the Company entered into a contract to pay one of its directors, $ 10,000 to carry out services as the Company’s director for a term of one year or until removed as a director.  $ 5,000 in cash was paid in May 2007 (See Note 18).

The above transactions have been measured and recorded at the fair values.

NOTE 6.  PREPAID EXPENSES AND DEPOSITS ($)

	April 2007	April 2006
Prepaid Expenses*	10,000	41,000
Deposits
Retainer held by securities counsel	2,839	7,863
Regus – May 2007 rent + registration fee + 2 mo. Deposit	686	-
	13,525	48,863

*Prepaid expenses represent the Company’s inventory of unused email campaigns.

NOTE 7.  OTHER RECEIVABLE ($)

	April 2007	April 2006
GST Receivable	2,630	3,818
	2,630	3,818

The above balance represents GST (Goods and Services Tax) paid for the expenses and purchases in excess of what has been charged to the customers. It is a receivable from CRA (Canada Revenue Agency).

First Source Data, Inc.

(A Development Stage Company)

Notes to Financial Statements

As of April 30, 2007 and 2006

(Amounts expressed in US Dollars)

NOTE 8. PROPERTY AND EQUIPMENT ($)

April 30, 2007	Cost	Accumulated Depreciation	Net book value
Computer hardware	17,736	10,037	7,699
Computer software	7,009	7,009	-
	24,745	17,046	7,699

April 30, 2006	Cost	Accumulated Depreciation	Net book value
Computer hardware	14,063	4,533	9,530
Computer software	7,009	4,381	2,628
	21,072	8,914	12,158

NOTE 9.   ACCOUNTS PAYABLE AND ACCRUALS

	April 2007	April 2006
Expenses Reimbursement	3,576	3,576
Accounting Charges	3,000	8,332
Management Fees	4,000	2,000
Audit Fees Payable	18,000	12,622
R & D Expenses payable	25,600	6,400
Rent payable	4,522	4,013
Directors Fees	5,000	-
HSBC Credit Card	1,969	-
Others	100	3,708
	65,767	40,651

NOTE 10. OPERATING LEASE COMMITMENTS

On August 2004, the Company entered into a sub-lease agreement with Foreground Image Inc., a shareholder of the Company, for office space. The lease is for a period of 16 months with the option to renew for a further one-year period. The lease payments are as follows.

First 12 months

- $ 600 per month

Next 4 months

- $ 700 per month

The Company issued 100,000 shares during the fiscal period ended April 30, 2005 to Foreground Image Inc. in satisfaction of its rent obligation for the sub-lease term of 16 months. The fair value of these shares amounted to $20,000.

The above sub-lease agreement was effective until November 30, 2005. Thereafter, the Company negotiated with Foreground Image Inc. to have the premises rented to the Company free of charge for the rest of the financial year until April 30, 2006.

On May 1, 2006, the Company entered into a sub-lease agreement with Foreground Image Inc. to have the premises rented for $ 600 per month for a further 6 months to October 31, 2006.

First Source Data, Inc.

(A Development Stage Company)

Notes to Financial Statements

As of April 30, 2007 and 2006

(Amounts expressed in US Dollars)

NOTE 10. OPERATING LEASE COMMITMENTS (cont’d)

On November 1, 2006, the Company renewed the sub-lease with Foreground Image Inc. to continue renting the premises from November 1, 2006 through April 30, 2007. However, no fees were payable to Foreground Image Inc. under this agreement.

The amounts of free rent were accounted for as additions to Paid-in Capital in Stockholders’ Equity and charged against income.

On April 5, 2007, the Company entered into a lease agreement with Regus Business Centres. The lease is for a period of 12 months beginning May 1, 2007 with the option to renew. The lease payment is $ 211 per month.

NOTE 11.  INCOME TAXES ($)

	April 2007	April 2006
Deferred tax assets on accumulated tax losses	89,731	57,278
Less: Valuation allowance	(89,731)	(57,278)
Net deferred tax assets	-	-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 12.  SCHEDULE OF NET OPERATING LOSSES ($)

2004-2005	$164,300
2005-2006	$4,165
2006-2007	$138,449

Balance as of April 30, 2007	$306,914

As of April 30, 2007, the Company had Federal net operating loss carry forwards of approximately $ 306,914 available to reduce future Federal taxable income. The net operating loss carry forwards, if not utilized, will begin to expire in 2026 in the United States and in 2016 in Canada.

The operating losses are subject to audit by the respective tax authorities in Canada and the United States.

NOTE 13.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of April 30, 2007 and April 30, 2006:

Common stock, $0.001 par value; 400,000,000* shares authorized and 168,296,672* shares issued and outstanding.

Since there was no change in par value of common stock, common stock amount and additional paid in capital was adjusted accordingly.

* After giving retroactive effect of 4:1 stock splits effective September 27, 2006 and June 5, 2007 .

First Source Data, Inc.

(A Development Stage Company)

Notes to Financial Statements

As of April 30, 2007 and 2006

(Amounts expressed in US Dollars)

NOTE 14.  STOCK TRANSACTIONS

These transactions have been accounted for based on the fair value of the consideration received.

On June 10, 2004, the Company issued 144,266,672 shares of its common stock to the President of the Company in return for cash.

In November 2004, the Company issued 1,120,000 shares at $ 0.20 a share in return for cash. In addition to that, on November 25, 2004, the Company issued 1,600,000 shares of its common stock at $ 0.10 a share to a shareholder of the Company, Foreground Image Inc., partly in return for the services and partly for cash (See note 15 for details).

In December 2004, the Company issued 240,000 shares at $ 0.10 a share and 904,400 shares at $ 0.20 a share in return for cash. In addition to that, on December 3, 2004, the Company issued 240,000 shares of its common stock at $ 0.10 a share to a shareholder of the Company, partly in return for his services and partly for cash.

NOTE 15. UNAMORTIZED STOCK-BASED COMPENSATION FOR STOCKHOLDERS

On January 26, 2005, the Company issued 5,760,000 shares of its common stock to a shareholder of the Company, partly in return for her services and partly for cash. The stock-based compensation portion of this issue has been valued at $ 70,920 as the difference between the issue price ($ 0.003 per share) and the grant-date fair value ($ 0.20 per share) and is being amortized over the term of the contract as follows:

First 36 months

- $ 1,600 a month

Next 8 months

- $ 1,665 a month

The term of the agreement is 44 months effective from January 1, 2005. The unamortized portion of this is $ 26,120 as at April 30, 2007 ($ 45,320 in 2006) and has been deducted from shareholders’ equity.

On November 25, 2004, the Company issued 1,600,000 shares of its common stock to a shareholder of the Company, Foreground Image Inc., partly in return for the services and partly for cash. The stock based compensation portion of this issue has been valued at $ 10,000 as the difference between the issue price ($ 0.01 per share) and the grant-date fair value ($ 0.20 per share) and has been amortized over the term of the contract between the Company and Foreground Image Inc. as follows:

First 12 months

- $ 600 a month

Next 4 months

- $ 700 a month

The term of the agreement is 16 months effective from August 1, 2004. The unamortized portion of this is $ Nil as at April 30, 2007 and has been deducted from shareholders’ equity.

The total unamortized portion of stock based compensation for shareholders is $ 26,120 as at April 30, 2007 ($ 45,320 in 2006) and has been deducted from shareholders’ equity.

NOTE 16.   WEB HOSTING SERVICE AND “ADMEUP NETWORK” PROGRAMMING SERVICES AGREEMENTS

The Company entered into a web hosting service agreement with a shareholder of the Company to install and service the Company’s servers.

In return for these services, on January 26, 2005, the Company issued 5,760,000 shares of its common stock to the shareholder for cash at $ 0.003 per share where the issue-date share price has been determined as $0.20 a share. The stock-

First Source Data, Inc.

(A Development Stage Company)

Notes to Financial Statements

As of April 30, 2007 and 2006

(Amounts expressed in US Dollars)

NOTE 16.   WEB HOSTING SERVICE AND “ADMEUP NETWORK” PROGRAMMING SERVICES AGREEMENTS (cont’d)

based compensation portion of this issue has been valued at $ 70,920 as the difference between the issue price ($ 0.003 per share) and the grant-date fair value. ($ 0.20 per share) and has been amortized over the term of the contract as follows:

First 36 months

- $ 1,600 a month

Next 8 months

- $ 1,665 a month

The term of the agreement is 44 months effective from January 1, 2005.

Further, on January 1, 2006, the Company entered into an agreement with a shareholder of the Company, for a period of 12 months for the programming services to be provided on the “AdMeUp Network”. The fees for this would be as follows:

a)

$ 19,200 in cash; or

b) A number of shares in the common stock of the Company, without registration rights and incorporating such restrictive legends as are required by the Company to comply with all applicable laws, equal to $ 19,200 divided by the weighted average trading price of the Company’s common shares posted on any stock quotation or listing service for the 10-day period prior to the date of payment (or, if the trading price of the Company’s common shares is not at that time posted on any quotation or listing service, the weighted average price applied to the three most recent issuances of the Company’s common shares); or

c) Some combination of a) and b) above that will yield a market value of $ 19,200 based on the foregoing valuation methodology.

The choice of the form in which payment of the Fees shall be made shall be solely that of the Company. On January 1, 2007, the Company renewed this agreement with the same terms for a further period of 12 months to continue providing programming services on the “AdMeUp Network”.

NOTE 17. DISCONTINUED OPERATIONS ($)

	For the	For the
	year	Year
	ended	Ended
	30-Apr-07	30-Apr-06
Revenue	-	20,200
Income from discontinued operations	-	16,200

During the year ended April 30, 2007, the Company did not have any income from discontinued operations. However, during the previous year ended April 30, 2006, income from discontinued operations of $ 16,200 was reported. This income pertained to publishing a financial newsletter; a service the Company no longer provides.

NOTE 18. COMMITMENTS

On January 1, 2007, the Company renewed an agreement with a shareholder of the Company, for a period of 12 months for the programming services to be provided on the “AdMeUp Network”. The fees for this would be as follows.

a) $ 19,200 in cash; or

b) A number of shares in the common stock of the Company, without registration rights and incorporating such restrictive legends as are required by the Company to comply with all applicable laws, equal to $ 19,200 divided by

First Source Data, Inc.

(A Development Stage Company)

Notes to Financial Statements

As of April 30, 2007 and 2006

(Amounts expressed in US Dollars)

NOTE 18. COMMITMENTS (cont’d)

the weighted average trading price of the Company’s common shares posted on any stock quotation or listing service for the 10-day period prior to the date of payment (or, if the trading price of the Company’s common shares is not at that time posted on any quotation or listing service, the weighted average price applied to the three most recent issuances of the Company’s common shares); or

c) Some combination of a) and b) above that will yield a market value of $ 19,200 based on the foregoing valuation methodology.

The choice of the form in which payment of the Fees shall be made shall be solely that of the Company.

On April 5, 2007, the Company entered into a lease agreement with Regus Business Centres. The lease is for a period of 12 months beginning May 1, 2007 with the option to renew. The lease payment is $ 211 per month.

On April 30, 2007, the Company entered into a contract to pay one of its directors, $ 10,000 to carry out services as the Company’s director for a term of one year or until removed as a director. The Company paid $ 5,000 in May 2007 and the remaining fees are due by November 15, 2007.

On July 1, 2007, the Company entered into an agreement with the Chief Executive Officer of the Company, for managing and directing daily operations of the Company pursuant to the directives of the Board of Directors for a monthly fee of $ 3,000 for a period of four months.

NOTE 19. SUBSEQUENT EVENTS

On May 1, 2007, the Company entered into an Independent Contractor Agreement with the Chief Financial Officer, under which she would be compensated $ 2,000 per month to continue performing services as the Company’s Chief Financial Officer for a minimum of 20 hours per week from May 1, 2007 through October 31, 2007.

As of May 1, 2007, the Company’s offices will reside at 161 Bay St. 27th Floor, Toronto, Ontario, Canada.

On May 5, 2007, the Company entered into an agreement with Haynes Capital Corp Slovakia s.r.o. whereby Haynes Capital would provide investor relations services for a monthly fee of $ 5,000 per month.  The term of this contract is for a period of 3 months.

On May 17, 2007, the Board of Directors resolved to effect a 4:1 split in the common shares of the Company by filing a Certificate of Change Pursuant to NRS 78.209 with the Nevada Secretary of State. The Board of Directors resolved that the record date for calculating the distribution of new shares would be June 5, 2007 and that the shares created pursuant to the split would be issued on June 6, 2007. On June 6, 2007, the Company’s authorized shares increased from 100,000,000 at par value $0.001 to 400,000,000 common shares at par value $0.001; the Company’s total common shares issued and outstanding increased in number from 42,074,168 to 168,296,672; and each holder of the Company’s common stock as of June 5, 2007 received three additional shares for every outstanding share held on June 5, 2007.

On July 1, 2007, the Company renewed the Independent Contractor Agreement with the Chief Executive Officer to perform management services under which compensation of $ 3,000 per month for a minimum of 25 hours per week be paid for services from July 1, 2007 through October 31, 2007.

NOTE 20. GEOGRAPHIC INFORMATION

All the Company's operations and assets are located in Canada.

First Source Data, Inc.

(A Development Stage Company)

Notes to Financial Statements

As of April 30, 2007 and 2006

(Amounts expressed in US Dollars)

NOTE 21. COMPARATIVE FIGURES

The comparative figures have been re-classified to conform to the current year’s presentation.

Item 8.

  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in our independent auditors, Schwartz Levitsky Feldman LLP. There have been no disagreements with Schwartz Levitsky Feldman LLP in regards to accounting and financial disclosure.

Item 8A.     Controls and Procedures.

Our management, with the participation of our chief executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of a time within 60 days prior to April 30, 2007. Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective for gathering, analyzing, and disclosing the information that we are required to disclose in the reports that we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the our internal control over financial reporting that occurred during the year ended April 30, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated under such Act, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with this annual report, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended April 30, 2007.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 8b.     Other Information

None.

PART III

Item 9.     Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(A) of the Exchange Act.

OUR DIRECTORS AND OFFICERS

The following table sets forth certain information about our directors and executive officers.

Name

Age

Position

Director Since

Javed Mawji

34

Director, Chief Executive Officer, President, and Secretary

September 2004

Jueane Thiessen

33

Director and Chief Financial Officer

October 2006

Douglas McClelland

53

Director

June 2004

Stefan Wille

67

Director

April 2007

There are no family relationships between any of our executive officers and directors.

We are not aware of any material legal proceedings to which any of our directors, officers, affiliates, or owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, affiliate, or security holder, is a party adverse to us or has a material interest adverse to us.

We do not have an audit committee financial expert or a standing audit committee. We believe the cost related of retaining a financial expert at this time is prohibitive in view of the financial resources that we have available. Further, because of the development stage of our operations, we believe the services of a financial expert are not warranted. Currently, our full board of directors performs the functions normally delegated to an audit committee. The board believes that at this time it is in the best interests of us and our stockholders for each member of the board to participate in all functions of the board as long as no conflicts are present. Additionally, our current board consists of four members and the board believes that all four directors should participate in all board activities including those normally performed by an audit committee. However, if our board expands beyond four members in the future, we will consider creating an audit committee and appointing an audit committee financial expert at that time.

Set forth below is a brief description of the background of our directors.

Javed Mawji was appointed as our Chief Executive Officer and Secretary in July 2004, to our board of directors in September 2004, and as our President in July 2005. Mr. Mawji has worked for a range of governmental organizations and technology-oriented companies during his career. In 1996, Mr. Mawji joined the Economic and Social Research Foundation as an Economic Research Assistant, an institution set up by the Office of the President of Tanzania to advise senior policy makers on economic and social policy pertaining to sub-Saharan Africa. While at the ESRF, he worked on projects including a full fiscal review of Zanzibar for the World Bank and a review of the World Trade Organization’s Trade in Intellectual Property Rights Agreement for the United Nations Economic Commission to Africa. In 1998, Mr. Mawji left the ESRF to pursue management studies at Edinburgh University in Scotland. Upon graduation, Mr. Mawji worked for several technology-oriented companies. Immediately after graduating in 1999, he joined yup.co.uk, a portal aimed at young Londoners, as Marketing Manager. Mr. Mawji left yup.co.uk in May 2000 to join Oyster Partners in London as a Project Manager supervising the creation of high profile websites. From January 2001 until June 2001, he provided private consulting services for SkillRiver Ltd., which aimed to bring IT professionals from India to Europe and North America, and for Mosaic SRO, a Prague-based public relations company, where he provided investor relations advisory services. Mr. Mawji joined the Lord Chancellor’s Department of the British Government in June 2001 as a Business and IT Analyst for a major tribunals modernization project. In August 2002, he left the Lord Chancellor’s Department to relocate to Canada and take up a position as Marketing Manager of LEA International Ltd., a consulting engineering company, specializing in infrastructure for developing countries, in particular India. In June 2004, Mr. Mawji established and became Director and President of Liquid Vintages Ltd., a privately-held wine agency specializing in promoting Chilean wines for the Ontario market, which Mr. Mawji continues to operate in his spare time. Mr. Mawji also currently performs management work for Portlogic Systems Inc., a privately held development-stage online portal software licensing company based in Toronto, Canada, where he was appointed as President, Secretary, and a director in February 2007. Mr. Mawji holds a Bachelor of Arts from University College, London (United Kingdom) and a Masters of Business Administration from Edinburgh University (United Kingdom) where he specialized in Management of Technology, Marketing and Starting Businesses. He devotes a minimum of twenty-five hours per week to activities relating to First Source Data, Inc. pursuant to his Independent Contractor Agreement with us.

Jueane Thiessen was appointed as our Chief Financial Officer and to our board of directors in October 2006. Ms. Thiessen has over thirteen years of experience performing accounting and financial management services for accounting, property management, and marketing firms. Her recent experience includes serving as the Treasurer of Algorithmics Inc., a Toronto-based enterprise risk management firm, from November 2000 through May 2002. From May 2002 through January 2003, Ms. Thiessen was Assistant Controller to Mosaic Group Inc., a marketing consulting firm located in Toronto, Canada. From November 2004 until May 2007, Ms. Thiessen also served as a director of Foreground Image Inc., a privately held graphic design and media production company based in Toronto. Since June 2004, Ms. Thiessen has served as Treasurer of Portlogic Systems Inc., a Toronto -based development-stage company that develops and licenses online interactive community portal software systems. Ms. Thiessen has been a director of Portlogic Systems Inc. since January 2005. From January 2003 until November 2006, she was Director of Finance of FUSE Marketing Group, a Toronto-based marketing consulting agency, and from November 2006 until April 2007 she served as Chief Financial Officer of the N5R Group of companies, a real estate marketing agency with operations in Canada and the United States. Ms. Thiessen is a Certified General Accountant of Ontario. She devotes a minimum of twenty hours per week to activities relating to First Source Data, Inc. pursuant to her Independent Contractor Agreement with us.

Douglas McClelland was appointed to our board of directors in June 2004 and as our President and Vice-President, Finance in June 2004. He resigned from both offices in July 2005, although he remains on the board of directors. Prior to joining First Source Data, Inc., Mr. McClelland worked as a Project Director for World Gaming PLC between August 1998 and September 2001, where he conceived strategies, and planned and executed the business development and marketing initiatives for various online publications. Throughout 2002 and 2003, Mr. McClelland worked as a Marketing Manager with the online travel portal Luxury Retreats Inc., specializing in niche marketing and negotiating with travel wholesalers throughout South America. He has worked in Canadian politics and international travel, and has been involved with developing Internet web properties since 1996. Currently, Mr. McClelland is director and president of Coal Harbour Residents Association, a registered non-profit incorporated under the Society Act of British Columbia in August 2004 with the goal of maintaining and improving the environment in the Coal Harbour area of Vancouver. Since June 2004, Mr. McClelland has also been a director of JOYN Internet Communities Inc., a privately owned Canadian corporation that licenses online dating software. Since January 2007, he has served as Director, President, Secretary, and Treasurer of Crellion Resources Inc., a privately-held Canadian-based exploration-stage mineral company. Mr. McClelland completed a Bachelor of Arts from Saint John's College in Winnipeg, Manitoba, Canada in 1975 and a Pre-Masters from the University of Manitoba, Canada in 1979 as well as a Diploma in Travel and Tourism from Success College in Winnipeg, Manitoba, Canada in 1980.

Stefan Wille was appointed to our board of directors in April 2007. Dr. Wille has over thirty-five years of management experience and has also held several board and advisory committee memberships during his career. His recent experience involves working with AKTRIN (Head Office) Ltd., which he founded in 1985 and where he has served as President since inception. AKTRIN is in the business of writing and publishing industrial and economic research reports, and maintains offices in the United States, Canada, Mexico, and Germany. Since 1971, Dr. Wille has authored over thirty publications, primarily focusing on economic conditions of the furniture industry in various countries. In addition, he has performed three years of service in the Swiss Army and attained the rank of Captain. Dr. Wille is fluent in English, German, and French. Dr. Wille holds a Lizentiat (undergraduate degree) in Business Administration and Economics from the University of Zurich, a Masters of Arts in Economics from the University of Toronto, and a Ph.D in International Economics from the University of Zurich.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that certain reports be made by persons who own more than 10 percent of a class of equity securities registered pursuant to Section 12 of the Exchange Act, and directors and executive officers of an issuer that has a class of equity securities registered pursuant to Section 12 of the Exchange Act. These reports include initial reports of ownership and reports of changes in ownership of the registered securities. Section 16(a) of the Exchange Act does not apply to our directors, officers, or greater-than-ten percent stockholders because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Acct.

CODE OF ETHICS

On November 6, 2005, we adopted a Code of Ethics that applies to our chief executive officer and principal financial officer. On April 18, 2007, we amended our Code of Ethics to revise our address information and change our designated Company Compliance Officer from our former Chief Financial Officer, Anoma Alwis, to our Chief Financial Officer, Jueane Thiessen. Our Amended Code of Ethics is included as Exhibit 14.1 to this Annual Report.

COMMITTEES OF THE BOARD OF DIRECTORS

We do not have a standing audit committee, compensation committee, or nomination committee. Currently, our full board of directors performs the functions normally delegated to such committees. The board believes that at this time it is in the best interests of us and our stockholders for each member of the board to participate in all functions of the board as long as no conflicts are present. Our current board consists of four members and the board believes that all four directors should participate in all board activities including those normally performed by an audit committee, compensation committee, or nominating committee. However, if our board expands beyond four members in the future, we will consider creating committees and delegating appropriate board functions to those committees at that time.

PROCEDURE FOR NOMINATING DIRECTORS

Our board does not have a written policy or charter regarding how director candidates are evaluated or nominated for the board. Additionally, our board has not created particular qualifications or minimum standards that candidates for the board must meet. Instead, each director on the board considers how a candidate could contribute to our business and meet our needs.

Our board will consider candidates for director that are recommended by our stockholders. Candidates recommended by stockholders are evaluated with the same methodology as candidates recommended by management or members of our board of directors. To refer a candidate for director, please send a resume or detailed description of the candidate's background and experience with a letter describing the candidate's interest in us to First Source Data, Inc., 161 Bay St. 27th Floor, Toronto, Ontario, M5J 2S1, Canada, attn: Javed Mawji. All candidate referrals are reviewed by at least one current board member.

During the fiscal year ending April 30, 2007, there were no material changes to the procedures by which our stockholders can recommend changes to our board of directors.

BOARD MEETINGS

During the fiscal year ending April 30, 2007, our board of directors held 2 meetings. None of our current directors has attended less than 75% of the board meetings during the time that he or she served as director. We have no policy regarding board members’ attendance at general meetings of security holders. All three of our directors then present in office attended the prior year’s Annual General Meeting of Shareholders held on June 30, 2006.

Item 10.

Executive Compensation.

The following table presents a summary of the compensation paid to our Chief Executive Officer during the last three fiscal years. None of our executive officers had total compensation exceeding $100,000 for any of the last three fiscal years. Except as listed below, there were no bonuses, other annual compensation, restricted stock awards or stock options/SARs, or any other compensation paid to the executive officers listed.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Total Compensation ($)

Javed Mawji, Chief Executive Officer, President, and Secretary	2007	36,000	---	36,000
	2006	31,000	---	31,000
	2005	9,770	23,640 (1)	33,410

 (1) Javed Mawji has served as our Chief Executive Officer and Secretary since July 27, 2004. Mr. Mawji has also served as our President since July 28, 2005. In addition to paying Mr. Mawji cash compensation of $9,770 for the financial year ended April 30, 2005, on January 25, 2005, we issued 120,000 shares of our common stock to Mr. Mawji, partly in return for his services and partly for cash. Mr. Mawji paid $360.00 in cash as partial payment for these shares. The stock based portion of this issue, which was paid to Mr. Mawji as compensation for his services, has been valued at $23,640 as the difference between the issued price ($0.003 per share) and the grant-date fair value ($0.20 per share).

The following table presents a summary of the compensation paid to our directors for their services on our board of directors during the fiscal year ended April 30, 2007. Except as listed below, there were no bonuses, other annual compensation, restricted stock awards or stock options/SARs, or any other compensation paid to the directors listed. Except as is disclosed in the table below, no compensation was paid to our directors for any of the last three fiscal years.

Director Compensation for the Fiscal Year Ended April 30, 2007

Director Name	Salary ($)	Stock Awards ($)	Total Compensation for Services as Director ($)

Javed Mawji	---	---	---
Jueane Thiessen	---	---	---
Douglas McClelland	---	---	---
Stefan Wille	5,000	---	---

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, to our knowledge, certain information concerning the beneficial ownership of our common stock as of July 30, 2007 by each stockholder known by us to be (i) a beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current director, (iii) each of the executive officers named in the Summary Compensation Table who were serving as executive officers at the end of the 2007 fiscal year and (iv) all of our directors and current executive officers as a group:

Number of

Common Shares

Percentage

Name and Title of Beneficial Owner (1)

Owned

of Class (2)

Javed Mawji

1,920,000

1.1%

   Director, Chief Executive Officer,

   President, and Secretary

Jueane Thiessen

200,000

0.1%

   Director and Chief Financial Officer

Douglas McClelland

143,773,872

85.4%

   Director

Stefan Wille

0

0%

   Director

Total for all officers and directors

145,893,872

86.7%

(1) Unless otherwise indicated, the address for each of these stockholders is c/o First Source Data, Inc., 161 Bay St. 27th Floor, Toronto, Ontario, M5J 2S1, Canada.  Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock which he beneficially owns.

(2) The number of shares of common stock issued and outstanding as of July 30, 2007 was 168,296,672 shares. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on as of July 30, 2007, plus shares of common stock subject to options and warrants held by such person on July 30, 2007 and exercisable within 60 days thereafter.

Item 12.

Certain Relationships and Related Transactions

On March 1, 2006, we entered into an Independent Contractor Agreement with Javed Mawji, who is our Chief Executive Officer, President, Secretary, and one of our directors, under which Mr. Mawji was compensated $3,000 per month to perform services as our Chief Executive Officer for a minimum of 25 hours per week from March 1, 2006 to August 31, 2006.

On May 1, 2006, we entered into an Independent Contractor Agreement with Anoma Alwis for a term beginning May 1, 2006 and ending April 30, 2007 unless terminated earlier. Mr. Alwis served as our Chief Financial Officer from July 27, 2004 until October 17, 2006 and as one of our directors from September 4, 2004 until November 5, 2006. The Independent Contractor Agreement dated May 1, 2006 provided that Mr. Alwis was to be compensated $1,000 per month to perform services as our Chief Financial Officer for a minimum of 10 hours per week. On October 10, 2006, we provided to Mr. Alwis written notice of termination of this agreement. Termination became effective on November 5, 2006 when Mr. Alwis provided notice of his resignation as our Chief Financial Officer and director as a result of his external employment commitments which prevented him from having sufficient availability to perform his duties to us.

On May 1, 2006, we entered into a Sub-lease Agreement with Foreground Image Inc. under which we rented approximately 400 square feet of office space from May 1, 2006 through October 31, 2006 at a rate of $600 per month. On November 1, 2006, we entered into a further Sub-lease Agreement with Foreground Image Inc. under which we rented approximately 400 square feet of office space from November 1, 2006 through April 30, 2007. No compensation was payable by us to Foreground Image Inc. for the office space provided under the Sub-lease Agreement dated November 1, 2007. At the time that each of these sub-lease agreements was entered into, Jueane Thiessen, who is our Chief Financial Officer and one of our directors, was a director of Foreground Image Inc.

On October 12, 2006, we entered into an Independent Contractor Agreement with Javed Mawji, who is our Chief Executive Officer, President, Secretary, and one of our directors, under which Mr. Mawji was compensated $3,000 per month to perform services as our Chief Executive Officer for a minimum of 25 hours per week from September 1, 2006 through December 31, 2006.

On October 17, 2006, we entered into an Independent Contractor Agreement with our Chief Financial Officer and one of our directors, Jueane Thiessen, under which Ms. Thiessen was to be compensated $1,000 per month to perform services as our Chief Financial Officer for a minimum of 10 hours per week from October 17, 2006 through April 30, 2007. On April 27, 2007, we agreed with Ms. Thiessen that the compensation payable to Ms. Thiessen under this Independent Contractor Agreement would be $500 per month because Ms. Thiessen only performed, and was only required to perform, 5 hours per week of services during the term of the agreement.

On December 30, 2006, we entered into an Independent Contractor Agreement with Javed Mawji, who is our Chief Executive Officer, President, Secretary, and one of our directors, under which Mr. Mawji was compensated $3,000 per month to perform services as our Chief Executive Officer for a minimum of 25 hours per week from January 1, 2007 through June 30, 2007.

On April 30, 2007, we issued a Promissory Note to one of our directors, Douglas McClelland, in consideration of $50,000 cash that we borrowed from Mr. McClelland on the same date. Any unpaid amount of the $50,000 balance borrowed shall be payable on demand by Mr. McClelland. No interest shall accrue or be payable under the Promissory Note. We are permitted to make partial payments against the principal balance of $50,000 at any time without penalty.

On April 30, 2007, we entered into a contract to pay one of our directors, Stefan Wille, $10,000 to carry out services as our director for a term of one year or until Dr. Wille is removed from our board of directors. We paid $5,000 to Dr. Wille in May 2007 and the remaining fees are due by November 15, 2007.

On May 1, 2007, we entered into an Independent Contractor Agreement with our Chief Financial Officer and one of our directors, Jueane Thiessen, under which Ms. Thiessen is to be compensated $2,000 per month to perform services as our Chief Financial Officer for a minimum of 20 hours per week from May 1, 2007 through October 31, 2007.

On July 1, 2007, we entered into an Independent Contractor Agreement with Javed Mawji, who is our Chief Executive Officer, President, Secretary, and one of our directors, under which Mr. Mawji is to be compensated $3,000 per month to perform services as our Chief Executive Officer for a minimum of 25 hours per week from July 1, 2007 through October 31, 2007.

Item 13.

Exhibits

Exhibit

No.

Identification of Exhibit

3.1.

Certificate of Amendment to the Amended and Restated Articles of Incorporation dated October 3, 2006 (included as Exhibit 3.1 to the Form 8-K filed October 10, 2006 and incorporated herein by reference)..

3.2.

Certificate of Change to the Amended and Restated Articles of Incorporation dated June 6, 2007 (included as Exhibit 3.1 to the Form 8-K filed May 23, 2007 and incorporated herein by reference).

3.3.

Amended Bylaws, dated July 16, 2007 (included as Exhibit 3.1 to the Form 8-K filed July 16, 2007 and incorporated herein by reference).

10.1.

Independent Contractor Agreement between First Source Data, Inc. and Javed Mawji, dated March 1, 2006 (included as Exhibit 10.6 to the Form SB-2/A filed April 20, 2006 and incorporated herein by reference).

10.2.

Independent Contractor Agreement between First Source Data, Inc. and Anoma Alwis, dated May 1, 2006 (included as Exhibit 10.2 to the Form 8-K filed October 13, 2006 and incorporated herein by reference).

10.3.

Premises Rental Sub-lease Agreement between First Source Data, Inc. and Foreground Image Inc., dated May 1, 2006 (included as Exhibit 10.10 to the Form SB-2/A filed June 27, 2006 and incorporated herein by reference).

10.4.

Independent Contractor Agreement between First Source Data, Inc. and Javed Mawji, dated October 12, 2006 (included as Exhibit 10.1 to the Form 8-K filed October 13, 2006 and incorporated herein by reference).

10.5.

Independent Contractor Agreement between First Source Data, Inc. and Jueane Thiessen, dated October 17, 2006 (included as Exhibit 10.1 to the Form 8-K filed October 23, 2006 and incorporated herein by reference).

10.6.

Premises Rental Sub-lease Agreement between First Source Data, Inc. and Foreground Image, Inc., dated November 1, 2006 (included as Exhibit 10.1 to the Form 8-K filed November 3, 2006 and incorporated herein by reference).

10.7.

Independent Contractor Agreement between First Source Data, Inc. and Javed Mawji, dated December 30, 2006 (included as Exhibit 10.1 to the Form 8-K filed January 3, 2007 and incorporated herein by reference).

10.8.

Programming Services Agreement between First Source Data, Inc. and Lenka Gazova, dated January 1, 2007 (filed herewith).

10.9.

Promissory Note between First Source Data, Inc. and Douglas McClelland, dated April 30, 2007 (included as Exhibit 10.1 to the Form 8-K filed May 4, 2007 and incorporated herein by reference).

10.10.

Director Service Agreement between First Source Data, Inc. and Stefan Wille, dated April 30, 2007 (included as Exhibit 10.1 to the Form 8-K filed May 4, 2007 and incorporated herein by reference).

14.1.

Corporate Code of Ethics (included as Exhibit 14.1 to the Form SB-2 filed February 7, 2006 and incorporated herein by reference).

14.2.

Amended Corporate Code of Conduct and Ethics dated April 18, 2007 (filed herewith).

23.1.

Consent of Schwartz Levitsky Feldman LLP regarding audited financial statements for the period ending April 30, 2007 (filed herewith).

31.1.

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.

Principal Accountant Fees and Services.

We engaged Schwartz Levitsky Feldman LLP as our independent auditors to report on our balance sheet as of April 30, 2007, and the related combined statements of income, stockholders' equity, and cash flows for the year then ended.

We do not expect our auditors to attend our annual meeting of stockholders but they will have an opportunity to make a statement by telephone if they wish to do so.

The aggregate fees billed by our auditors, Schwartz Levitsky Feldman LLP, for professional services rendered for the audit of our annual financial statements for fiscal year ended April 30, 2006 were $15,945.

The aggregate fees billed by our auditors, Schwartz Levitsky Feldman LLP, for professional services rendered for the audit of our annual financial statements for fiscal year ended April 30, 2007 have not been billed as of July 30, 2007 but we estimate that they will be approximately $18,000. The fees charged by our auditors to review our interim financial statements for the second and third quarters of 2007 were $7,828.

Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

During the last two fiscal years, no fees were billed or incurred for services which were related to tax compliance, tax advice, or tax planning by our auditors.  The fees were paid for tax preparation services only in the amount of $2,000.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the audit fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICY AND PROCEDURES

We do not have a separate Audit Committee. Our full board of directors performs the functions of an Audit Committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors shall pre-approve the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services (other than review and attest services) also will not be required if such services fall within available exceptions established by the SEC. For the year ended April 30, 2007, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ First Source Data, Inc.

  (Registrant)

By

/s/ Javed Mawji

Chief Executive Officer

   (Signature and Title)

Date

July 30, 2007

In accordance with the Exchange Acct, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By

/s/ Javed Mawji

Chief Executive Officer

   (Signature and Title)

Date

July 30, 2007

By

/s/ Jueane Thiessen

Chief Financial Officer

   (Signature and Title)

Date

July 30, 2007

By

/s/ Douglas McClelland

Director

   (Signature and Title)

Date

July 30, 2007

EXHIBIT 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Javed Mawji, certify that:

1.

I have reviewed this annual report of First Source Data, Inc.;

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

4.

The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including any of its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: July 30, 2007

/s/  Javed Mawji

--------------------------------------

By:  Javed Mawji

Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jueane Thiessen, certify that:

1.

I have reviewed this annual report of First Source Data, Inc.;

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

4.

The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including any of its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: July 30, 2007

/s/  Jueane Thiessen

--------------------------------------

By:  Jueane Thiessen

Chief Financial Officer

EXHIBIT 32.1

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of First Source Data, Inc., a Nevada corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

The Annual Report for the fiscal year ended April 30, 2007 (the "Form 10-KSB") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 30, 2007

/s/  Javed Mawji

-------------------------------------

By:  Javed Mawji

Chief Executive Officer

Date: July 30, 2007

 /s/ Jueane Thiessen

-------------------------------------

By: Jueane Thiessen

Chief Financial Officer