Form 10QSB
period 2007-07-31
First Source Data, Inc.
filed 2007-09-07
CIK 1350573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________

Commission file number: 333-131621

First Source Data, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada

20-1558589

(State or other jurisdiction of incorporation or organization)

(IRS Employer Identification No.)

161 Bay St. 27th Floor, Toronto, Ontario, M5J 2S1, Canada
 (Address of principal executive offices)

(416) 214-1516
 (Issuer’s telephone number)

 (Former name, former address and former fiscal year, if changed since last report)

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

168,296,672 common shares as of September 7, 2007

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

INDEX

PART I.

FINANCIAL INFORMATION                                                                          Page

Item 1.

Financial Statements

3

Item 2.

Management’s Discussion and Analysis

17

Item 3.

Controls and Procedures

18

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

19

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3.

Defaults Upon Senior Securities

19

Item 4.

Submission of Matters to a Vote of Security Holders

19

Item 5

Other Information

19

Item 6

Exhibits

19

SIGNATURE PAGE

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST SOURCE DATA, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

July 31, 2007 (Unaudited)

(Amounts expressed in US Dollars)

FIRST SOURCE DATA, Inc

(A Development Stage Company)

Table of Contents

Interim Balance Sheets at July 31, 2007 and April 30, 2007

5

Unaudited Interim Statements of Operations for the Three Months Ended July 31, 2007

6

and 2006, and from June 10, 2004 (Inception) to July 31, 2007

Unaudited Interim Statements of Changes in Stockholders’ Equity for the Three Months

7 - 8

Ended July 31, 2007 and 2006, and the Period from June 10, 2004

(Inception) to July 31, 2007

Unaudited Interim Statement of Cash Flows for the Three Months Ended July 31, 2007

9

and 2006, and for the Period from June 10, 2004 (Inception) to July 31, 2007

Condensed Notes to Unaudited Interim Financial Statements

10- 16

FIRST SOURCE DATA, INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS AT JULY 31, 2007 AND APRIL 30, 2007
(Amounts expressed in US Dollars)		31-Jul-07	30-Apr-07
	Notes	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents		57,051	88,388
Accounts Receivable, less Allowance for Doubtful Accounts		-	866
Prepaid Expenses and Deposits		13,525	13,525
Other Receivable		2,750	2,630
		73,326	105,409

Property & Equipment	4	6,221	7,699

TOTAL ASSETS		$79,547	$113,108

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable & Accruals		78,377	65,767
Note Payable	3	50,000	50,000
		128,377	115,767

COMMITMENTS AND CONTINGENCIES (NOTES 10 AND 18)

Stockholders' Deficiency:
Capital Stock
Authorized:	6
Common stock (400,000,000 @ par value of $ 0.001)
Issued:
Common stock	6	168,297	168,297
Paid in Capital		162,078	162,078
Unamortized stock-based compensation for stockholders	8	(21,320)	(26,120)
Deficit accumulated during development stage		(357,885)	(306,914)
		(48,830)	(2,659)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY		$79,547	$113,108

The accompanying condensed notes form an integral part of these unaudited interim financial statements.

FIRST SOURCE DATA, INC.
(A Development Stage Company)
UNAUDITED INTERIM STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
ENDED JULY 31, 2007 AND 2006, AND FROM JUNE 10, 2004 (SINCE INCEPTION) TO JULY 31, 2007
(Amounts expressed in US Dollars)		Cumulative
		10-Jun-04 (inception)	For the Three Months	For the Three Months
		through	ended	ended
	Notes	31-Jul-07	31-Jul-07	31-Jul-06

Revenue		598,355	-	54
Cost of goods sold		433,403	539	3,987
Gross margin		164,952	(539)	(3,933)

Expenses:
Selling and administrative		489,858	44,154	28,163
Depreciation		18,524	1,478	2,048
Research and development		30,655	4,800	4,800
		539,037	50,432	35,011

Loss from continuing operations		(374,085)	(50,971)	(38,944)
Income from discontinued operations, net		16,200	-	-
Net Loss for the Period		(357,885)	(50,971)	(38,944)

Net Loss per share from continuing operations
Basic			-	-
Diluted			-	-
Net Loss per share from discontinued operations
Basic			-	-
Diluted			-	-
Net Loss per share for the period
Basic			-	-
Diluted			-	-
Weighted average number of shares outstanding
Basic			* 168,296,672	*168,296,672
Diluted			* 168,296,672	*168,296,672
* After giving retroactive effect of 4:1 stock splits effective September 27, 2006 and June 5, 2007.

The accompanying condensed notes form an integral part of these unaudited interim financial statements.

FIRST SOURCE DATA, INC.
(A Development Stage Company)
UNAUDITED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JULY 31, 2007 AND 2006, AND THE PERIOD FROM JUNE 10, 2004 (INCEPTION) TO JULY 31, 2007
(Amounts expressed in US Dollars)
(Page 1 of 2)
	Common Stock*	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Unamortized Stock-based Compen-sation	Total Stockholders’ Equity(Deficiency)

Balance as of June 10, 2004	-	-	-	-	-	-
Stock issued on June 10, 2004 for cash @ 0.003 a share	144,266,672	144,267	-117,217			27,050
Stock issued in November 2004 for cash @ 0.20 a share	1,120,000	1,120	12,880			14,000
Stock issued in November 2004 for cash @ 0.10 a share	1,600,000	1,600	18,400			20,000
(valued at 0.20 a share - see note 3)
Stock issued in December 2004 for cash @ 0.20 a share	904,400	904	10,401			11,305
Stock issued in December 2004 for cash @ 0.10 a share	240,000	240	1,260			1,500
Stock issued in December 2004 for cash @ 0.10 a share	240,000	240	2,760			3,000
(valued at 0.20 a share - see note 7)
Stock issued in January 2005 for cash @ 0.003 a share	14,240,000	14,240	163,760			178,000
(valued at 0.20 a share - see note 3 and 7)
Stock issued in January 2005 for cash @ 0.10 a share	264,000	264	1,386			1,650
Stock issued in January 2005 for cash @ 0.20 a share	5,061,600	5,062	58,208			63,270
Stock issued in February 2005 for cash @ 0.10 a share	160,000	160	840			1,000
Unamortized stock-based compensation for stockholders					(69,120)	(69,120)
Net loss, from June 10, 2004 to April 30, 2005				(164,300)		(164,300)
Balance as of April 30, 2005	168,096,672	168,097	152,678	(164,300)	(69,120)	87,355

FIRST SOURCE DATA, INC.
(A Development Stage Company)
UNAUDITED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JULY 31, 2007 AND 2006, AND THE PERIOD FROM JUNE 10, 2004 (INCEPTION) TO JULY 31, 2007
(Amounts expressed in US Dollars)
(Page 2 of 2)
	Common Stock*	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Unamortized Stock-based Compen-sation	Total Stockholders’ Equity(Deficiency)

Stock issued on May 10, 2005 for cash @ 0.02 a share	200,000	200	2,300			2,500
Amortization of stock-based compensation for stockholders					23,800	23,800
Rent - Free use of existing premises for 5 months			3,500			3,500
(From December 2005 to April 2006)
Net loss for the year				(4,165)		(4,165)
Balance as of April 30, 2006	168,296,672	168,297	158,478	(168,465)	(45,320)	112,990
Amortization of stock-based compensation for stockholders					19,200	19,200
Rent - Free use of existing premises for 6 months			3,600			3,600
(From November 2006 to April 2007)
Net loss for the year				(138,449)		(138,449)
Balance as of April 30, 2007	168,296,672	168,297	162,078	(306,914)	(26,120)	(2,659)

Amortization of stock-based compensation for stockholders					4,800	4,800
Net loss from May 1 to July 31, 2007				(50,971)		(50,971)
Balance as of July 31, 2007	168,296,672	168,297	162,078	(357,885)	(21,320)	(48,830)

* The number in Common Stock reflects the retroactive post 4:1 stock splits effective September 27, 2006 and June 5, 2007.

The accompanying condensed notes form an integral part of these unaudited interim financial statements.

FIRST SOURCE DATA, INC.
(A Development Stage Company)
UNAUDITED INTERIM STATEMENT OF CASH FLOWS FOR THE THREE MONTHS
ENDED JULY 31, 2007 AND 2006, AND THE PERIOD FROM JUNE 10, 2004 (SINCE INCEPTION) TO JULY 31, 2007
(Amounts expressed in US Dollars)
	Cumulative 10-Jun-04 (inception) through 31-Jul-07	For the Three Months ended 31-Jul-07	For the Three Months ended 31-Jul-06
Cash Flows from Operating Activities
Net Loss	$(357,885)	$(50,971)	$(38,944)
Adjustments made to reconcile net loss to net cash from operating activities
Depreciation	18,524	1,478	2,048
Amortization of Stock Based Compensation	47,800	4,800	4,800
Fair value of rent for free use of existing premises	7,100	-	1,800
Shares issued for services rendered
For CEO	23,640	-	-
For former CEO	80,770	-	-
For rent and utilities	5,400	-	-
For professional services	1,500	-	-
For web hosting services	6,400	-	-
Changes in operating assets and liabilities
Increase in other receivable	(2,750)	(120)	-
Increase in prepaid expenses and deposits	(13,525)	-	385
Decrease in accounts receivable	-	866	-
Increase in accounts payable & accruals	78,377	12,610	(9,022)
Cash flows provided by (used in) operating activities	(104,649)	(31,337)	(38,933)
Cash Flows from Investing Activities
Purchase of property and equipment	(24,745)	-	-
Cash flows used in investing activities	(24,745)	-	-
Cash Flows from Financing Activities
Note Payable	50,000	-	-
Cash received on subscribed common stock	136,445	-	-
Cash flows provided by financing activities	186,445	-	-
Increase in cash and cash equivalents	57,051	(31,337)	(38,933)
Cash and cash equivalents, beginning of period	-	88,388	135,702
Cash and cash equivalents, end of period	$57,051	$57,051	$96,769

Commitments (See Notes 5 and 10)
Subsequent Events (See Note 11)
Supplemental Cash Items:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying condensed notes form an integral part of these unaudited interim financial statements.

First Source Data, Inc.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

For the Three Months ended July 31, 2007

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

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB . Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The financial statements should be read in conjunction with the Company’s April 30, 2007 financial statements and accompanying notes included in the Company’s 10-KSB Annual Report.

NOTE 2.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company is in a development stage and its main product, “AdMeUp Network”, is still under development with commercial usage expected in the future.

Management does not believe that the company’s current cash of $ 57,051 is sufficient to cover the expenses that the Company will incur during the next twelve months. The Company’s revenues generated in the past have been from ancillary services and there is no guarantee that these sources can generate sufficient cash to fund the development of the Company’s main product, the AdMeUp Network, until its expected completion of February 2008.

Management plans to raise additional funds that the Company requires through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 3.   RELATED PARTY TRANSACTIONS

On June 10, 2004, the Company issued 144,266,672 shares of its common stock to the former President of the Company in return for cash.

During the fiscal period ended April 30, 2005, the Company advanced $25,000 to JOYN Internet Communities Inc. where the President of the Company was also a Director of JOYN Internet Communities Inc. This loan was settled in full as at April 30, 2006.  No amount was due from JOYN Internet Communities Inc. as at July 31, 2007.

First Source Data, Inc.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

For the Three Months ended July 31, 2007

(Amounts expressed in US dollars)

NOTE 3.   RELATED PARTY TRANSACTIONS (cont’d)

On November 25, 2004, the Company issued 1,600,000 shares of its common stock to a shareholder of the Company, Foreground Image Inc., partly in return for the services and partly for cash (See note 8 for details).

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

On January 25, 2005, the Company issued 1,920,000 shares of its common stock to the current CEO of the Company partly in return for his services and partly for cash. The stock-based portion of this issue has been valued at $ 24,000, which is the fair value of the shares.  The difference between the fair value of the shares issued and the services rendered has been received in cash.  A further $ 9,000 (April 30, 2007 - $ 36,000) has been paid by cash to him for the services rendered by him during the three months ended July 31, 2007.

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

First 36 months

- $ 1,600 a month

Next 8 months

- $ 1,665 a month

The term of the agreement is 44 months effective from January 1, 2005. The unamortized portion of this is $ 21,320 as at July 31, 2007 (April 30, 2007 - $ 26,120) and has been deducted from shareholders’ equity (See note 8 for more details).

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

First Source Data, Inc.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

For the Three Months ended July 31, 2007

(Amounts expressed in US dollars)

NOTE 3.   RELATED PARTY TRANSACTIONS (cont’d)

During the three months ended July 31, 2007, $ 6,000 (April 30, 2007 - $ 3,000) has been paid by cash to the newly appointed Chief Financial Officer of the Company for professional services rendered.  Prior to the appointment, on May 10, 2005, the Company issued 12,500 shares of its common stock to her in return for cash.

On April 27, 2007, a director of the Company gave an unsecured loan of $ 50,000 to the Company payable on demand and with no interest.

On April 30, 2007, the Company entered into a contract to pay one of its directors $ 10,000 to carry out services as the Company’s director for a term of one year or until removed as a director.  $ 5,000 in cash was paid in May 2007 (See Note 10).

The above transactions have been measured and recorded at the fair values.

NOTE 4. PROPERTY AND EQUIPMENT ($)

July 31, 2007	Cost	Accumulated Depreciation	Net book value
Computer hardware	17,736	11,515	6,221
Computer software	7,009	7,009	-
	24,745	18,524	6,221

April 30, 2007	Cost	Accumulated Depreciation	Net book value
Computer hardware	17,736	10,037	7,699
Computer software	7,009	7,009	-
	24,745	17,046	7,699

NOTE 5. OPERATING LEASE COMMITMENTS

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

First Source Data, Inc.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

For the Three Months ended July 31, 2007

(Amounts expressed in US dollars)

NOTE 5. OPERATING LEASE COMMITMENTS (cont’d)

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

NOTE 6.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of July 31, 2007 and July 31, 2006:

Common stock, $0.001 par value; 400,000,000* shares authorized and 168,296,672* shares issued and outstanding.

Since there was no change in par value of common stock, common stock amount and additional paid in capital were adjusted accordingly.

* After giving retroactive effect of 4:1 stock splits effective September 27, 2006 and June 5, 2007.

NOTE 7.  STOCK TRANSACTIONS

These transactions have been accounted for based on the fair value of the consideration received.

On June 10, 2004, the Company issued 144,266,672 shares of its common stock to the President of the Company in return for cash.

In November 2004, the Company issued 1,120, 000 shares at $ 0.20 a share in return for cash. In addition to that, on November 25, 2004, the Company issued 1,600,000 shares of its common stock at $ 0.10 a share to a shareholder of the Company, Foreground Image Inc., partly in return for the services and partly for cash (See note 8 for details).

In December 2004, the Company issued 240,000 shares at $ 0.10 a share and 904,400 shares at $ 0.20 a share in return for cash. In addition to that, on December 3, 2004, the Company issued 240,000 shares of its common stock at $ 0.10 a share to a shareholder of the Company, partly in return for his services and partly for cash.

NOTE 8. UNAMORTIZED STOCK-BASED COMPENSATION FOR STOCKHOLDERS

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

First 36 months

- $ 1,600 a month

Next 8 months

- $ 1,665 a month

First Source Data, Inc.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

For the Three Months ended July 31, 2007

(Amounts expressed in US dollars)

NOTE 8. UNAMORTIZED STOCK-BASED COMPENSATION FOR STOCKHOLDERS (cont’d)

The term of the agreement is 44 months effective from January 1, 2005. The unamortized portion of this is $ 21,320 as at July 31, 2007 (April 30, 2007 - $ 26,120) and has been deducted from shareholders’ equity.

On November 25, 2004, the Company issued 1,600, 000 shares of its common stock to a shareholder of the Company, Foreground Image Inc., partly in return for the services and partly for cash. The stock based compensation portion of this issue has been valued at $ 10,000 as the difference between the issue price ($ 0.01 per share) and the grant-date fair value ($ 0.20 per share) and has been amortized over the term of the contract between the Company and Foreground Image Inc. as follows:

First 12 months

- $ 600 a month

Next 4 months

- $ 700 a month

The term of the agreement is 16 months effective from August 1, 2004. The unamortized portion of this is $ Nil as at July 31, 2007 and has been deducted from shareholders’ equity.

The total unamortized portion of stock based compensation for shareholders is $ 21,320 as at July 31, 2007 (April 30, 2007 - $ 26,120) and has been deducted from shareholders’ equity.

NOTE 9.   WEB HOSTING SERVICE AND “ADMEUP NETWORK” PROGRAMMING SERVICES AGREEMENTS

The Company entered into a web hosting service agreement with a shareholder of the Company to install and service the Company’s servers.

In return for these services, on January 26, 2005, the Company issued 5,760,000 shares of its common stock to the shareholder for cash at $ 0.003 per share where the issue-date share price has been determined as $0.20 a share. The stock-based compensation portion of this issue has been valued at $ 70, 920 as the difference between the issue price ($ 0.003 per share) and the grant-date fair value. ($ 0.20 per share) and has been amortized over the term of the contract as follows:

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

First Source Data, Inc.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

For the Three Months ended July 31, 2007

(Amounts expressed in US dollars)

NOTE 9.   WEB HOSTING SERVICE AND “ADMEUP NETWORK” PROGRAMMING SERVICES AGREEMENTS (cont’d)

The choice of the form in which payment of the fees shall be made shall be solely that of the Company. On January 1, 2007, the Company renewed this agreement with the same terms for a further period of 12 months to continue providing programming services on the “AdMeUp Network”.

NOTE 10. COMMITMENTS

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

On July 1, 2007, the Company entered into an Independent Contractor Agreement with the Chief Executive Officer of the Company, for managing and directing daily operations of the Company pursuant to the directives of the Board of Directors for a monthly fee of $ 3,000 for a period of four months.

NOTE 11. SUBSEQUENT EVENTS

There have been no subsequent material events.

First Source Data, Inc.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

For the Three Months ended July 31, 2007

(Amounts expressed in US dollars)

NOTE 12. GEOGRAPHIC INFORMATION

All the Company's operations and assets are located in Canada.

NOTE 13. COMPARATIVE FIGURES

The comparative figures have been re-classified to conform to the current period’s presentation.

Item 2. Management’s Discussion and Analysis

Management’s Discussion and Analysis

INTRODUCTION

The following discussion and analysis compares our results of operations for the three months ended July 31, 2007 to the same period in 2006. This discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Quarterly Report for the three months ended July 31, 2007. This Quarterly Report contains certain forward-looking statements and our future operation results could differ materially from those discussed herein.

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

Results of operations for the three months ended July 31, 2007 as compared to the three months ended July 31, 2006

Revenue

For the three months ended July 31, 2007, we generated no revenues. For the three months ended July 31, 2006, we generated $ 54 revenue in interest income.

The reason our revenues have been negligible for these two periods is that we are a development stage company whose main strategic goal is not at this stage to generate revenues but to:

•

Develop our main software product, the AdMeUp Network, an online software system that is being designed to facilitate online marketing for the Company’s potential customers, and

•

Identify and assess potential merger and acquisition targets.

Since our inception on June 10, 2004, we have had revenues of $ 598,355 in addition to $ 16,200 in income from discontinued operations. However, these revenues had been earned for bespoke online marketing projects or were small amounts of interest paid to us. The revenues we have received to date have not been generated by the AdMeUp Network.

Expenses

During the three months ending July 31, 2007, we incurred expenses of $ 50,432, compared with $ 35,011 for the same period in 2006. The largest single expense in the three months ending July 31, 2007, $ 15,000, was for investor relations as we engaged an investor relations company to assist us in disseminating information relating to material company events. For the three months ending July 31, 2006, the largest single expense of $ 9,000 pertained to fees paid to management. We declined to extend the monthly contract with our investor relations company on July 31, 2007, as we now plan to carry out our investor relations activities in-house, although we intend to continue using investor relations companies for any specialist services that we require. The contract was extendable by us on a month-by-month basis and we did not need to pay any penalties for declining to extend it after July 31, 2007.

Accounting and bookkeeping expenses increased from $ 3,000 for the three months ending July 31, 2006 to $ 7,500 for the three months ending July 31, 2007 primarily as a result of expenses incurred to pay our Chief Financial Officer. Research and development expenses, which pertain to development of the AdMeUp Network, were $ 4,800 for both periods. The AdMeUp Network is still in development stage and does not yet generate revenues.

Net Income/Loss

During the three month period ending July 31, 2007, we incurred a net loss of $ 50,971 compared with a net loss of $ 38,944 for the three month period ending July 31, 2006. Our expenses for the three month period ending July 31, 2007 were higher than the same period during the previous fiscal year primarily because additional expense associated with investor relations of $ 15,000 were incurred; with the exception of this expense, expenses for both periods were similar. As of July 31, 2007, we decided not to extend the monthly contract with our investor relations firm for reasons described in the ‘Expenses’ section above.

Liquidity and Capital Resources

We do not yet have an adequate source of reliable, long-term revenue to fund operations. There can be no assurance that we will in the future achieve a consistent and reliable revenue stream adequate to support continued operations and development of our main product, the AdMeUp Network. There can also be no assurance that the AdMeUp Network, when fully developed, would enable us to realize revenues sufficient to fund our operations.

As of July 31, 2007, we had cash and cash equivalents of $ 57,051. We had total current assets of $ 73,326, which includes $ 13,525 in prepaid expenses and deposits. Our liquidity as of July 31, 2007 should be interpreted in conjunction with a recorded liability of $ 50,000 loan payable to one of our Directors on demand.

Our future capital requirements will depend on a number of factors, including costs associated with development of our main product, the AdMeUp Network, the cost of marketing this system, and our ability to generate revenues from bespoke online marketing services for customers. At present, we lack sufficient cash and cash equivalents on hand to conduct operations through the end of our fiscal year ending April 30, 2008.

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

Off-balance Sheet Arrangements

None.

Item 3: Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10 - QSB, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this

Quarterly Report, our controls and procedures are effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to management. Our disclosure controls and procedures include components of internal control over financial reporting. This assessment of the effectiveness of our internal control over financial reporting made by our Chief Executive Officer and Chief Financial Officer is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1.

Amended and Restated Articles of Incorporation, dated July 27, 2004 (included as Exhibit 3.1 to the Form SB-2 filed February 7, 2006 and incorporated herein by reference).

3.2.

Certificate of Amendment to the Amended and Restated Articles of Incorporation dated October 3, 2006 (included as Exhibit 3.1 to the Form 8-K filed October 10, 2006 and incorporated herein by reference).

3.3.

Certificate of Change to the Amended and Restated Articles of Incorporation dated June 6, 2007 (included as Exhibit 3.1 to the Form 8-K filed May 23, 2007 and incorporated herein by reference).

3.4.

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

10.8.

Programming Services Agreement between First Source Data, Inc. and Lenka Gazova, dated January 1, 2007 (included as Exhibit 10.8 to the Form 10-KSB filed July 30, 2007 and incorporated herein by reference).

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

10.11.

Independent Contractor Agreement between First Source Data, Inc. and Jueane Thiessen, dated May 1, 2007 (included as Exhibit 10.1 to the Form 8-K filed May 4, 2007 and incorporated herein by reference).

10.12

Independent Contractor Agreement between First Source Data, Inc. and Javed Mawji, dated July 1, 2007 (included as Exhibit 10.1 to the Form 8-K filed July 5, 2007 and incorporated herein by reference).

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

FIRST SOURCE DATA, INC.

Date: September 7, 2007

By: /s/ Javed Mawji

                                Javed Mawji

                                                  Chief Executive Officer

Date: September 7, 2007

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

Date: September 7, 2007

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

Date: September 7, 2007

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

The Quarterly Report for the quarter ended July 31, 2007 (the "Form 10-QSB") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 7, 2007

/s/  Javed Mawji

-------------------------------------

By:  Javed Mawji

Chief Executive Officer

Date: September 7, 2007

 /s/ Jueane Thiessen

-------------------------------------

By: Jueane Thiessen

Chief Financial Officer