Form 10QSB
period 2007-10-31
UOMO Media Inc.
filed 2007-12-17
CIK 1350573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________

Commission file number: 333-131621

UOMO Media Inc.

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

         First Source Data, Inc.

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

85,000,000 common shares as of December 14, 2007

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

INDEX

                                                                                       Page

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Item 2.

Management’s Discussion and Analysis

18

Item 3.

Controls and Procedures

20

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

20

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.

Defaults Upon Senior Securities

20

Item 4.

Submission of Matters to a Vote of Security Holders

20

Item 5

Other Information

20

Item 6

Exhibits

21

SIGNATURE PAGE

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UOMO MEDIA INC.

(Formerly FIRST SOURCE DATA, INC.)

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

October 31, 2007 (Unaudited)

(Amounts expressed in US Dollars)

UOMO MEDIA Inc.

(Formerly FIRST SOURCE DATA, INC.)

(A Development Stage Company)

Table of Contents

Interim Balance Sheets at October 31, 2007 and April 30, 2007

5

Unaudited Interim Statements of Operations for the Six Months Ended October 31, 2007

6

and 2006, and from June 10, 2004 (Inception) to October 31, 2007

Unaudited Interim Statements of Changes in Stockholders’ Equity for the Six Months

7 - 8

Ended October 31, 2007, and the Period from June 10, 2004

(Inception) to October 31, 2007

Unaudited Interim Statement of Cash Flows for the Six Months Ended October 31, 2007

9

and 2006, and for the Period from June 10, 2004 (Inception) to October 31, 2007

Condensed Notes to Unaudited Interim Financial Statements

10- 17

UOMO MEDIA INC.
(Formerly FIRST SOURCE DATA, INC.)
(A Development Stage Company)
INTERIM BALANCE SHEETS AT OCTOBER 31, 2007 AND APRIL 30, 2007
(Amounts expressed in US Dollars)		31-Oct-07	30-Apr-07
	Notes	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents		24,091	88,388
Accounts Receivable, less Allowance for Doubtful Accounts		-	866
Prepaid Expenses and Deposits		13,525	13,525
Other Receivable		1,321	2,630
		38,937	105,409

Property and Equipment	5	4,743	7,699

TOTAL ASSETS		$43,680	$113,108

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accruals		71,012	65,767
Note Payable	3	50,000	50,000
		121,012	115,767

COMMITMENTS AND CONTINGENCIES (NOTE 11)

Stockholders' Deficiency:
Capital Stock
Authorized:	7
Common stock (400,000,000 @ par value of $ 0.001)
Issued:
Common stock	7	168,297	168,297
Paid in Capital		163,687	162,078
Unamortized stock-based compensation for stockholders	9	(16,520)	(26,120)
Deficit accumulated during development stage		(392,796)	(306,914)
		(77,332)	(2,659)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY		$43,680	$113,108

The accompanying condensed notes form an integral part of these unaudited interim financial statements.

UOMO MEDIA INC.
(Formerly FIRST SOURCE DATA, INC.)
(A Development Stage Company)
UNAUDITED INTERIM STATEMENTS OF OPERATIONS FOR THE SIX MONTHS
ENDED OCTOBER 31, 2007 AND 2006, AND FROM JUNE 10, 2004 (SINCE INCEPTION) TO OCTOBER 31, 2007
(Amounts expressed in US Dollars)		Cumulative 10-Jun-04 (inception) 31-Oct-07	For the Six Months		For the Three Months
			Ended October 31		Ended October 31
	Notes		2007	2006	2007	2006

Revenue		-	-	-	-	-
Cost of goods sold		-	-	-	-	-
Gross margin		-	-	-	-	-

Expenses:
Selling and administrative		155,547	21,836	14,034	8,107	5,601
Amortization		20,002	2,956	4,300	1,478	2,252
Research and development		10,560	-	-	-	-
		186,109	24,792	18,334	9,585	7,853

Loss from continuing operations		(186,109)	(24,792)	(18,334)	(9,585)	(7,853)
Loss from discontinued operations, net		(206,687)	(61,090)	(48,243)	(23,717)	(19,002)
Net Loss for the Period		(392,796)	(85,882)	(66,577)	(33,302)	(26,855)

Net Loss per share from continuing operations
Basic			-	-	-	-
Diluted			-	-	-	-
Net Loss per share from discontinued operations
Basic			-	-	-	-
Diluted			-	-	-	-
Net Loss per share for the period
Basic			-	-	-	-
Diluted			-	-	-	-
Weighted average number of shares outstanding
Basic			*168,296,672	*168,296,672	*168,296,672	*168,296,672
Diluted			*168,296,672	*168,296,672	*168,296,672	*168,296,672
* After giving retroactive effect of 4:1 stock splits effective September 27, 2006 and June 5, 2007.

The accompanying condensed notes form an integral part of these unaudited interim financial statements.

UOMO MEDIA INC.
(Formerly FIRST SOURCE DATA, INC.)
(A Development Stage Company)
UNAUDITED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED OCTOBER 31, 2007, AND THE PERIOD FROM JUNE 10, 2004 (INCEPTION) TO OCTOBER 31, 2007
(Amounts expressed in US Dollars)
(Page 1 of 2)
	Common Stock*	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Unamortized Stock-based Compen-sation	Total Stockholders’ Equity(Deficiency)

Balance as of June 10, 2004	-	-	-	-	-	-
Stock issued on June 10, 2004 for cash @ 0.003 a share	144,266,672	144,267	(117,217)			27,050
Stock issued in November 2004 for cash @ 0.20 a share	1,120,000	1,120	12,880			14,000
Stock issued in November 2004 for cash @ 0.10 a share	1,600,000	1,600	18,400			20,000
(valued at 0.20 a share - see note 3)
Stock issued in December 2004 for cash @ 0.20 a share	904,400	904	10,401			11,305
Stock issued in December 2004 for cash @ 0.10 a share	240,000	240	1,260			1,500
Stock issued in December 2004 for cash @ 0.10 a share	240,000	240	2,760			3,000
(valued at 0.20 a share - see note 7)
Stock issued in January 2005 for cash @ 0.003 a share	14,240,000	14,240	163,760			178,000
(valued at 0.20 a share - see note 3 and 7)
Stock issued in January 2005 for cash @ 0.10 a share	264,000	264	1,386			1,650
Stock issued in January 2005 for cash @ 0.20 a share	5,061,600	5,062	58,208			63,270
Stock issued in February 2005 for cash @ 0.10 a share	160,000	160	840			1,000
Unamortized stock-based compensation for stockholders					(69,120)	(69,120)
Net loss, from June 10, 2004 to April 30, 2005				(164,300)		(164,300)
Balance as of April 30, 2005 (Audited)	168,096,672	168,097	152,678	(164,300)	(69,120)	87,355

UOMO MEDIA INC.
(Formerly FIRST SOURCE DATA, INC.)
(A Development Stage Company)
UNAUDITED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED OCTOBER 31, 2007, AND THE PERIOD FROM JUNE 10, 2004 (INCEPTION) TO OCTOBER 31, 2007
(Amounts expressed in US Dollars)
(Page 2 of 2)	Common Stock*	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Unamortized Stock-based Compen-sation	Total Stockholders’ Equity(Deficiency)

Stock issued on May 10, 2005 for cash @ 0.02 a share	200,000	200	2,300			2,500
Amortization of stock-based compensation for stockholders					23,800	23,800
Rent - Free use of existing premises for 5 months			3,500			3,500
(From December 2005 to April 2006)
Net loss for the year				(4,165)		(4,165)
Balance as of April 30, 2006 (Audited)	168,296,672	168,297	158,478	(168,465)	(45,320)	112,990

Amortization of stock-based compensation for stockholders					19,200	19,200
Rent - Free use of existing premises for 6 months			3,600			3,600
(From November 2006 to April 2007)
Net loss for the year				(138,449)		(138,449)
Balance as of April 30, 2007 (Audited)	168,296,672	168,297	162,078	(306,914)	(26,120)	(2,659)

Amortization of stock-based compensation for stockholders					9,600	9,600
Net loss from May 1 to October 31, 2007				(85,882)		(85,882)
Imputed interest on shareholder’s loan			1,609			1,609
Balance as of October 31, 2007	168,296,672	168,297	163,687	(392,796)	(16,520)	(77,332)

* The number in Common Stock reflects the retroactive post 4:1 stock splits effective September 27, 2006 and June 5, 2007.

The accompanying condensed notes form an integral part of these unaudited interim financial statements.

UOMO MEDIA INC.
(Formerly FIRST SOURCE DATA, INC.)
(A Development Stage Company)
UNAUDITED INTERIM STATEMENT OF CASH FLOWS FOR THE SIX MONTHS
ENDED OCTOBER 31, 2007 AND 2006, AND THE PERIOD FROM JUNE 10, 2004 (SINCE INCEPTION) TO OCTOBER 31, 2007
(Amounts expressed in US Dollars)	Cumulative 10-Jun-04 (inception) through 31-Oct-07	For the Six Months ended 31-Oct-07	For the Six Months ended 31-Oct-06
Cash Flows from Operating Activities
Net Loss	$(392,796)	$(85,882)	$(66,577)
Adjustments made to reconcile net loss to net cash from
operating activities
Amortization	20,002	2,956	4,300
Amortization of Stock Based Compensation	52,600	9,600	9,600
Fair value of rent for free use of existing premises	7,100	-	-
Shares issued for services rendered
For CEO	23,640	-	-
For former CEO	80,770	-	-
For rent and utilities	5,400	-	-
For professional services	1,500	-	-
For web hosting services	6,400	-	-
Changes in operating assets and liabilities
Increase in other receivable	(1,321)	1,309	2,950
Increase in prepaid expenses and deposits	(13,525)	-	387
Decrease in accounts receivable	-	866	-
Increase in accounts payable and accruals	71,012	5,245	(15,264)
Cash flows provided by (used in) operating activities	(139,218)	(65,906)	(64,604)
Cash Flows from Investing Activities
Purchase of property and equipment	(24,745)	-	(3,673)
Cash flows used in investing activities	(24,745)	-	(3,673)
Cash Flows from Financing Activities
Note Payable	50,000	-	-
Imputed interest on Note Payable	1,609	1,609
Cash received on subscribed common stock	136,445	-	-
Cash flows provided by financing activities	188,054	1,609	-
Increase in cash and cash equivalents	24,091	(64,297)	(68,277)
Cash and cash equivalents, beginning of period	-	88,388	135,702
Cash and cash equivalents, end of period	$24,091	24,091	$67,425

Commitments (See Notes 6 and 11)
Subsequent Events (See Note 12)
Supplemental Cash Items:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying condensed notes form an integral part of these unaudited interim financial statements.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

For the Six Months ended October 31, 2007

(Amounts expressed in US dollars)

NOTE 1.   ORGANIZATION, DESCRIPTION OF BUSINESS, AND DISCONTINUED OPERATIONS

UOMO Media Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 10, 2004 as First Source Data, Inc.

Prior to September 25, 2007, the Company was a marketing management and consulting service provider. The Company was in the development stage with its main objective being the development and commercialization of a business-to-business software product titled the "AdMeUp Network" which it was currently designing. The AdMeUp Network included online marketing software tools to be used to manage marketing campaigns. These operations have been discontinued.

As of September 25, 2007, the Company’s line of business changed from providing online marketing management and consulting services to providing music publishing, digital music, production, and talent management services. The Company’s Board of Directors decided to change the business focus because it identified new opportunities available to the Company in the music publishing, digital music, production, and talent management business that could enable the Company to achieve greater profits over the course of the next twelve months and in the long term than the Company would be able to achieve if the existing line of business was continued.

“First Source Data, Inc.” no longer describes the business activities that the Company is now engaged in. Therefore, on September 25, 2007 the Board of Directors adopted a resolution authorizing Amended Articles of Incorporation to change the Company name to "UOMO Media Inc."

The Company’s initial operations include: capital formation, organization, website construction, target market identification, research costs, promotional materials costs, and marketing planning.

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB . Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2008. The financial statements should be read in conjunction with the Company’s April 30, 2007 financial statements and accompanying notes included in the Company’s 10-KSB Annual Report.

NOTE 2.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company has recently decided to change its line of business.  The Company is in a development stage and is currently developing digital music and video Web 2.0 software with commercial usage expected in the future.

Management does not believe that the Company’s current cash of $ 24,091 is sufficient to cover the expenses that the Company will incur during the next twelve months. The Company’s revenues generated in the past have been from ancillary services and operation of these services has been discontinued.  The Company has embarked on a new line of business and to date, there have been no revenues generated.  There is no guarantee that the Company can generate sufficient cash to fund the development of the Company’s new line of business activities.

Management plans to raise additional funds that the Company requires through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

For the Six Months ended October 31, 2007

(Amounts expressed in US dollars)

NOTE 3.   RELATED PARTY TRANSACTIONS

On June 10, 2004, the Company issued 144,266,672 shares of its common stock to the former President of the Company in return for cash.

During the fiscal period ended April 30, 2005, the Company advanced $25,000 to JOYN Internet Communities Inc. where the President of the Company was also a Director of JOYN Internet Communities Inc. This loan was settled in full as at April 30, 2006.  No amount was due from JOYN Internet Communities Inc. as at October 31, 2007.

On November 25, 2004, the Company issued 1,600,000 shares of its common stock to a shareholder of the Company, Foreground Image Inc., partly in return for the services and partly for cash (See note 9 for details).

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

On January 25, 2005, the Company issued 1,920,000 shares of its common stock to the current CEO of the Company partly in return for his services and partly for cash. The stock-based portion of this issue has been valued at $ 24,000, which is the fair value of the shares.  The difference between the fair value of the shares issued and the services rendered has been received in cash.  A further $ 18,000 (April 30, 2007 - $ 36,000) has been paid by cash to him for the services rendered by him during the six months ended October 31, 2007.

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

First 36 months

- $ 1,600 a month

Next 8 months

- $ 1,665 a month

The term of the agreement is 44 months effective from January 1, 2005. The unamortized portion of this is $ 16,520 as at October 31, 2007 (April 30, 2007 - $ 26,120) and has been deducted from shareholders’ equity (See note 9 for more details).

On January 1, 2006, the Company entered into an agreement with a shareholder of the Company, for a period of 12 months for the programming services to be provided on the “AdMeUp Network” which has now been discontinued. The fees for this would be as follows:

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

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

For the Six Months ended October 31, 2007

(Amounts expressed in US dollars)

NOTE 3.   RELATED PARTY TRANSACTIONS (cont’d)

average price applied to the three most recent issuances of the Company’s common shares); or

c) Some combination of a) and b) above that will yield a market value of $ 19,200 based on the foregoing valuation methodology.

The choice of the form in which payment of the fees shall be made shall be solely that of the Company. On January 1, 2007, the Company renewed this agreement with the same terms for a further period of 12 months to continue providing programming services on the “AdMeUp Network”.  While the “AdMeUp Network” has been discontinued, programming services will be utilized until the end of this contract to develop the Company’s new digital music and video Web 2.0 software.

During the six months ended October 31, 2007, $ 12,000 (April 30, 2007 - $ 3,000) has been paid by cash to the Chief Financial Officer of the Company for professional services rendered.  Prior to the appointment, on May 10, 2005, the Company issued 12,500 shares of its common stock to the Chief Financial Officer in return for cash.

On April 27, 2007, a director of the Company gave an unsecured loan of $ 50,000 to the Company payable on demand and with no interest.  Interest has been imputed and included in Stockholder’s Equity.

On April 30, 2007, the Company entered into a contract to pay one of its directors $ 10,000 to carry out services as the Company’s director for a term of one year or until removed as a director.  $ 5,000 in cash was paid in May 2007 (See Note 11).

The above transactions have been measured and recorded at the fair values.

NOTE 4.   DISCONTINUED OPERATIONS

As of September 25, 2007, the Company’s line of business changed from providing online marketing management and consulting services to providing music publishing, digital music, production, and talent management services.

Therefore, as of October 31, 2007 all of the Company’s revenues and 70% of research and development expense, as well as a 70% allocation of the Company’s selling and administrative expense, since inception has been classified as discontinued operations and their results of operations, financial position and cash flows are separately reported for all periods presented. General corporate overhead has not been allocated to discontinued operations.  Summarized financial information for discontinued operations is set forth below.

	Cumulative	For the		For the
	10-Jun-04 (inception) through	Six Months Ended October 31		Three Months Ended October 31
	31-Oct-07	2007	2006	2007	2006
Revenue	618,555	-	-	-	-
Cost of goods sold	437,403	539	5,898	-	1,133
Gross margin	181,152	-539	-5,898	-	-1,133

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

For the Six Months ended October 31, 2007

(Amounts expressed in US dollars)

NOTE 4.   DISCONTINUED OPERATIONS (cont’d)

Expenses:
R&D - AdMeUp Network	24,895	9,600	9,600	4,800	4,800
Selling and Administrative allocation	362,944	50,951	32,745	18,917	13,069
NET LOSS FROM DISCONTINUED OPERATIONS	206,887	61,090	48,243	23,717	19,002

NOTE 5.   PROPERTY AND EQUIPMENT ($)

October 31, 2007	Cost	Accumulated Amortization	Net book value
Computer hardware	17,736	12,993	4,743
Computer software	7,009	7,009	-
	24,745	20,002	4,743

April 30, 2007	Cost	Accumulated Amortization	Net book value
Computer hardware	17,736	10,037	7,699
Computer software	7,009	7,009	-
	24,745	17,046	7,699

NOTE 6.  OPERATING LEASE COMMITMENTS

On August 2004, the Company entered into a sub-lease agreement with Foreground Image Inc., a shareholder of the Company, for office space. The lease is for a period of 16 months with the option to renew for a further one-year period. The lease payments are as follows:

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

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

For the Six Months ended October 31, 2007

(Amounts expressed in US dollars)

NOTE 6.  OPERATING LEASE COMMITMENTS (cont’d)

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

NOTE 7.   STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of October 31, 2007 and October 31, 2006:

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

In November 2004, the Company issued 1,120, 000 shares at $ 0.20 a share in return for cash. In addition to that, on November 25, 2004, the Company issued 1,600,000 shares of its common stock at $ 0.10 a share to a shareholder of the Company, Foreground Image Inc., partly in return for the services and partly for cash (See note 9 for details).

In December 2004, the Company issued 240,000 shares at $ 0.10 a share and 904,400 shares at $ 0.20 a share in return for cash. In addition to that, on December 3, 2004, the Company issued 240,000 shares of its common stock at $ 0.10 a share to a shareholder of the Company, partly in return for his services and partly for cash.

NOTE 9.   UNAMORTIZED STOCK-BASED COMPENSATION FOR STOCKHOLDERS

On January 26, 2005, the Company issued 5,760,000 shares of its common stock to a shareholder of the Company, partly in return for her services in providing web hosting and partly for cash. The stock-based compensation portion of this issue has been valued at $ 70,920 as the difference between the issue price ($ 0.003 per share) and the grant-date fair value ($ 0.20 per share) and is being amortized over the term of the contract as follows:

First 36 months

- $ 1,600 a month

Next 8 months

- $ 1,665 a month

The term of the agreement is 44 months effective from January 1, 2005. The unamortized portion of this is $ 16,520 as at October 31, 2007 (April 30, 2007 - $ 26,120) and has been deducted from shareholders’ equity.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

For the Six Months ended October 31, 2007

(Amounts expressed in US dollars)

NOTE 9.   UNAMORTIZED STOCK-BASED COMPENSATION FOR STOCKHOLDERS (cont’d)

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

First 12 months

- $ 600 a month

Next 4 months

- $ 700 a month

The term of the agreement is 16 months effective from August 1, 2004. The unamortized portion of this is $ Nil as at October 31, 2007 and has been deducted from shareholders’ equity.

The total unamortized portion of stock based compensation for shareholders is $ 16,520 as at October 31, 2007 (April 30, 2007 - $ 26,120) and has been deducted from shareholders’ equity.

NOTE 10.   WEB HOSTING SERVICE AND PROGRAMMING SERVICE AGREEMENTS

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

Further, on January 1, 2006, the Company entered into an agreement with a shareholder of the Company, for a period of 12 months for the programming services to be provided on the “AdMeUp Network” which is now discontinued. The fees for this would be as follows:

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

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

For the Six Months ended October 31, 2007

(Amounts expressed in US dollars)

NOTE 10.   WEB HOSTING SERVICE AND PROGRAMMING SERVICE AGREEMENTS (cont’d)

The choice of the form in which payment of the fees shall be made shall be solely that of the Company. On January 1, 2007, the Company renewed this agreement with the same terms for a further period of 12 months to continue providing programming services on the “AdMeUp Network”. While the “AdMeUp Network” has been discontinued, programming services will be utilized until the end of this contract to develop the Company’s new digital music and video Web 2.0 software.

The shareholder is now providing programming services to develop Web 2.0 software for the Company’s new Digital music and video portal.  Approximately 30% of the programming work that was done for the “AdMeUp Network” was transferred towards building the Digital music and video Web 2.0 software.

NOTE 11.   COMMITMENTS

On January 1, 2007, the Company renewed an agreement with a shareholder of the Company, for a period of 12 months for the programming services to be provided on the “AdMeUp Network” which has been discontinued. The fees for this would be as follows.

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

The choice of the form in which payment of the fees shall be made shall be solely that of the Company. While the “AdMeUp Network” has been discontinued, programming services will be utilized until the end of this contract to develop the Company’s new digital music and video Web 2.0 software.

On April 5, 2007, the Company entered into a lease agreement with Regus Business Centres. The lease is for a period of 12 months beginning May 1, 2007 with the option to renew. The lease payment is $ 211 per month.

On April 30, 2007, the Company entered into a contract to pay one of its directors, $ 10,000 to carry out services as the Company’s director for a term of one year or until removed as a director. The Company paid $ 5,000 in May 2007 and the remaining fees are due on November 15, 2007.

On October 24 , 2007, the Company entered into an Independent Contractor Agreement with the Chief Financial Officer, under which the Chief Financial Officer would be compensated $ 2,000 per month to continue performing services as the Company’s Chief Financial Officer for a minimum of 20 hours per week from November 1, 2007 through January 31, 2008.

On October 31, 2007, the Company entered into an Independent Contractor Agreement with the Chief Executive Officer of the Company, for managing and directing daily operations of the Company pursuant to the directives of the Board of Directors for a monthly fee of $ 3,000 for a period of three months.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

For the Six Months ended October 31, 2007

(Amounts expressed in US dollars)

NOTE 12.   SUBSEQUENT EVENTS

On November 1, 2007, the Company amended the October 31, 2007 Independent Contractor Agreement with the then Chief Executive Officer of the Company; all other terms would remain the same, however, the agreement for services would be to serve as a Director only and no longer as the Company’s Chief Executive Officer.  The resignation from office was accepted on the same date.

On November 1, 2007, the Company entered into an Independent Contractor Agreement with the newly appointed Chairman & Chief Executive Officer for managing and directing daily operations of the Company pursuant to the directives of the Board of Directors for services through to June 30, 2008, under which he would be compensated as follows:

$ 7,000 per month for the first two months (November and December 2007)

$ 10,000 per month for the remaining 6 months (January to June 2008)

The Chief Executive Officer was also appointed as a Director as there was a vacancy on the Board of Directors according to the Company’s Bylaws.

On November 1, 2007, the Board of Directors resolved to cancel and return to Treasury 83,296,672 common shares owned by one of the Directors to minimize the dilution of the Company in the event that the Company issued further shares for financing and acquisition purposes.  No compensation was paid for this exchange.

On November 26, 2007, a Director of the Company gave an unsecured loan of $ 25,000 to the Company payable on demand and with no interest.

On November 28, 2007, the Board of Directors appointed a new Director to fill a vacant position on the Board.

NOTE 13.   GEOGRAPHIC INFORMATION

All the Company's operations and assets are located in Canada.

NOTE 14.   COMPARATIVE FIGURES

The comparative figures have been re-classified to conform to the current period’s presentation.

Item 2. Management’s Discussion and Analysis

Management’s Discussion and Analysis

INTRODUCTION

The following discussion and analysis compares our results of operations for the six months ended October 31, 2007 to the same period in 2006. This discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Quarterly Report for the six months ended October 31, 2007. This Quarterly Report contains certain forward-looking statements and our future operation results could differ materially from those discussed herein.

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

Results of operations for the six months ended October 31, 2007 as compared to the six months ended October 31, 2006

Revenue

For the six months ended October 31, 2007, we generated no revenues. For the six months ended October 31, 2006, we generated $ 54 revenue in interest income. The Company’s revenues generated in the past have been from ancillary services and operation of these services has been discontinued.  The Company has embarked on a new line of business and to date, there have been no revenues generated.  Since our inception on June 10, 2004, we have had revenues from discontinued operations of $ 618,555.

As of September 25, 2007, the Company’s line of business changed from providing online marketing management and consulting services to providing music publishing, digital music and video, recorded music and production, and talent management services.  The Company is now in the business of producing, managing, and monetizing music-based intellectual property.

Expenses

During the six months ending October 31, 2007, we incurred total expenses, from both continuing and discontinued operations of $ 85,882, compared with $ 66,631 for the same period in 2006. The largest expenses in the six months ending October 31, 2007, were $ 18,000 pertaining to fees paid to management, and $ 15,000 for investor relations as we engaged an investor relations company to assist us in disseminating information relating to material company events. For the six months ending October 31, 2006, the largest single expense of $ 18,000 pertained to fees paid to management. We declined to extend the monthly contract with our investor relations company on July 31, 2007; this expense was incurred for our first quarter only.  We now plan to carry out our investor relations activities in-house, although we intend to continue using investor relations companies for any specialist services that we require.

Accounting and bookkeeping expenses were $ -2,754 for the six months ending October 31, 2006 due to reversal of an over-accrual for the prior year-end, compared to $ 14,700 for the six months ending October 31, 2007 primarily pertaining to expenses incurred to pay our Chief Financial Officer. Research and development expenses, which pertain to development of the AdMeUp Network and which have been discontinued, were $ 9,600 for both periods. The AdMeUp Network is no longer in development, however, we will be able to use a portion of the code that was developed for our digital video and sound operations.

Discontinued Operations

As of September 25, 2007, the Company’s line of business changed from providing online marketing management and consulting services to providing music publishing, digital music, production, and talent management services. The Company’s Board of Directors decided to change the business focus because it identified new opportunities available to the Company in the music publishing, digital music, production, and talent management business that could enable the Company to achieve greater profits over the course of the next twelve months and in the long term than the Company would be able to achieve if the existing line of business was continued.

Therefore, as of October 31, 2007 all of the Company’s revenues and 70% of research and development expense, as well as a 70% allocation of the Company’s selling and administrative expense, since inception has been classified as discontinued operations.

Net Income/Loss

During the six-month period ending October 31, 2007, we incurred a net loss of $ 85,882 compared with a net loss of $ 66,577 for the six-month period ending October 31, 2006. Our expenses for the six-month period ending October 31, 2007 were higher than the same period during the previous fiscal year primarily because of additional expense associated with investor relations of $ 15,000 incurred, along with fees paid to having a Chief Financial Officer; with the exception of these expenses, expenses for both periods were similar. We did not extend the monthly contract with our investor relations firm after our first three months for reasons described in the ‘Expenses’ section above.  We have not incurred any investor relations since to date.

Liquidity and Capital Resources

We do not yet have an adequate source of reliable, long-term revenue to fund operations. There can be no assurance that we will in the future achieve a consistent and reliable revenue stream adequate to support continued operations and development of the Company’s new line of business activities.

As of October 31, 2007, we had cash and cash equivalents of $ 24,091. We had total current assets of $ 38,937, which includes $ 13,525 in prepaid expenses and deposits. Our liquidity as of October 31, 2007 should be interpreted in conjunction with a recorded liability of $ 50,000 loan payable to one of our Directors on demand.

Our future capital requirements will depend on a number of factors, including costs associated with development of the Company’s new line of business activities, the cost of marketing the new activities, and our ability to generate revenues from the music publishing, digital video and music, recorded music and production, and talent management services. At present, we lack sufficient cash and cash equivalents on hand to conduct operations through the end of our fiscal year ending April 30, 2008.

In order to generate adequate cash to continue operations, we plan to begin assembling a team of top music professionals for key management areas in each of our four divisions:  Digital music and video, Music publishing, Recorded music, and Talent management services.  We plan to use a portion of the source code developed for the AdMeUp Network for our digital music and video distribution technology portal. In addition, we intend to identify other companies that may be suitable for acquisition. If we acquire or merge with another entertainment company, we may be able to fund the continued development of the Company’s new line of business by using the cash held by the acquired or merged company or the cash proceeds of ongoing operations of the resulting company.

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

3.4.

Amended Bylaws, dated July 16, 2007 (included as Exhibit 3.1 to the Form 8-K filed July 16, 2007 and incorporated herein by reference).

3.5.

Certificate of Amendment to Articles of Incorporation, dated October 9, 2007 (included as Exhibit 3.1 to the Form 8-K filed November 1, 2007 and incorporated herein by reference).

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

10.12.

Independent Contractor Agreement between First Source Data, Inc. and Javed Mawji, dated July 1, 2007 (included as Exhibit 10.1 to the Form 8-K filed July 5, 2007 and incorporated herein by reference).

10.13.

Independent Contractor Agreement between First Source Data, Inc. and Jueane Thiessen, dated October 24, 2007 (included as Exhibit 10.1 to the Form 8-K filed October 26, 2007 and incorporated herein by reference).

10.14.

Independent Contractor Agreement between UOMO Media Inc. and Javed Mawji, dated October 31, 2007 (included as Exhibit 10.1 to the Form 8-K filed November 1, 2007 and incorporated herein by reference).

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

UOMO MEDIA INC.

Date: December 14 , 2007

By: /s/ Camara Alford

        Camara Alford

                        Chief Executive Officer

Date: December 14 , 2007

By: /s/ Jueane Thiessen

            Jueane Thiessen

                       Chief Financial Officer

EXHIBIT 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Camara Alford, certify that:

1.

I have reviewed this quarterly report of UOMO Media Inc.;

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

Date: December 14 , 2007

/s/  Camara Alford

--------------------------------------

By:  Camara Alford

Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jueane Thiessen, certify that:

1.

I have reviewed this quarterly report of UOMO Media Inc.;

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

Date: December 14 , 2007

/s/  Jueane Thiessen

--------------------------------------

By:  Jueane Thiessen

Chief Financial Officer

EXHIBIT 32.1

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of UOMO Media Inc., a Nevada corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

The Quarterly Report for the quarter ended October 31, 2007 (the "Form 10-QSB") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: December 14 , 2007

/s/  Camara Alford

-------------------------------------

By:  Camara Alford

Chief Executive Officer

Date: December 14 , 2007

 /s/ Jueane Thiessen

-------------------------------------

By: Jueane Thiessen

Chief Financial Officer