Form 10QSB
period 2008-01-31
UOMO Media Inc.
filed 2008-03-14
CIK 1350573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008.

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

85,000,000 common shares as of March 14, 2008

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

INDEX

                                                                                             Page

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Item 2.

Management’s Discussion and Analysis

20

Item 3.

Controls and Procedures

20

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

20

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.

Defaults Upon Senior Securities

20

Item 4.

Submission of Matters to a Vote of Security Holders

20

Item 5

Other Information

20

Item 6

Exhibits

21

SIGNATURE PAGE

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UOMO MEDIA INC.

(Formerly FIRST SOURCE DATA, INC.)

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2008 (Unaudited)

(Amounts expressed in US Dollars)

UOMO MEDIA Inc.

(Formerly FIRST SOURCE DATA, INC.)

(A Development Stage Company)

Table of Contents

Interim Consolidated Balance Sheets at January 31, 2008 and April 30, 2007

5

Unaudited Consolidated Interim Statements of Operations for the Nine Months Ended January 31, 2008

6

and 2007, and from June 10, 2004 (Inception) to January 31, 2008

Unaudited Interim Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months

7 - 8

Ended January 31, 2008, and the Period from June 10, 2004

(Inception) to January 31, 2008

Unaudited Interim Consolidated Statement of Cash Flows for the Nine Months Ended January 31, 2008

9

and 2007, and for the Period from June 10, 2004 (Inception) to January 31, 2008

Condensed Notes to Unaudited Interim Consolidated Financial Statements

10 - 19

UOMO MEDIA INC.
(Formerly FIRST SOURCE DATA, INC.)
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS AT JANUARY 31, 2008 AND APRIL 30, 2007
(Amounts expressed in US Dollars)
		31-Jan-08	30-Apr-07
	Notes	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents		11,158	88,388
Accounts Receivable, less Allowance for Doubtful Accounts		-	866
Prepaid Expenses and Deposits		13,525	13,525
Other Receivable		1,454	2,630
		26,137	105,409

Property and Equipment	5	3,265	7,699

TOTAL ASSETS		$29,402	$113,108

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accruals		87,242	65,767
Note Payable	3	104,500	50,000
		191,742	115,767

COMMITMENTS AND CONTINGENCIES (NOTE 11)
GOING GONCERN (NOTE 2)

Stockholders' Deficiency:
Capital Stock
Authorized:	7
Common stock (400,000,000 @ par value of $ 0.001)
Issued:
Common stock	7	85,000	85,000
Paid in Capital		248,276	245,375
Unamortized stock-based compensation for stockholders	9	(11,655)	(26,120)
Deficit accumulated during development stage		(483,961)	(306,914)
		(162,340)	(2,659)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY		$29,402	$113,108

The accompanying condensed notes form an integral part of these unaudited interim consolidated financial statements.

UOMO MEDIA INC.
(Formerly FIRST SOURCE DATA, INC.)
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS
ENDED JANUARY 31, 2008 AND 2007, AND FROM JUNE 10, 2004 (SINCE INCEPTION) TO JANUARY 31, 2008
(Amounts expressed in US Dollars)		Cumulative 10-Jun-04 (inception) 31-Jan-08	For the Nine Months		For the Three Months
			Ended January 31		Ended January 31
	Notes		2008	2007	2008	2007

Revenue		-	-	-	-	-
Cost of goods sold		-	-	-	-	-
Gross margin		-	-	-	-	-

Expenses:
Selling and administrative		245,234	111,523	24,326	89,687	10,292
Amortization	5	21,480	4,434	6,654	1,478	2,354
Research and development	4	10,560	-	-	-	-
		277,274	115,957	30,980	91,165	12,646

Loss from continuing operations		(277,274)	(115,957)	(30,980)	(91,165)	(12,646)
Loss from discontinued operations, net	4	(206,687)	(61,090)	(62,654)	-	(14,411)
Net Loss for the Period		(483,961)	(177,047)	(93,634)	(91,165)	(27,057)

Net Loss per share from continuing operations
Basic			-	-	-	-
Diluted			-	-	-	-
Net Loss per share from discontinued operations
Basic			-	-	-	-
Diluted			-	-	-	-
Net Loss per share for the period
Basic			-	-	-	-
Diluted			-	-	-	-
Weighted average number of shares outstanding
Basic			* 85,000,000	*168,296,672	*85,000,000	*168,296,672
Diluted			* 85,000,000	*168,296,672	*85,000,000	*168,296,672
* After giving retroactive effect of 4:1 stock splits effective September 27, 2006 and June 5, 2007.

The accompanying condensed notes form an integral part of these unaudited interim consolidated financial statements.

UOMO MEDIA INC.
(Formerly FIRST SOURCE DATA, INC.)
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 2008, AND THE PERIOD FROM JUNE 10, 2004 (INCEPTION) TO JANUARY 31, 2008
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

UOMO MEDIA INC.
(Formerly FIRST SOURCE DATA, INC.)
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 2008, AND THE PERIOD FROM JUNE 10, 2004 (INCEPTION) TO JANUARY 31, 2008
(Amounts expressed in US Dollars)
(Page 2 of 2)	Common Stock*	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Unamortized Stock-based Compen-sation	Total Stockholders’ Equity(Deficiency)

Stock issued on May 10, 2005 for cash @ 0.02 a share	200,000	200	2,300			2,500
Amortization of stock-based compensation for stockholders					23,800	23,800
Rent - Free use of existing premises for 5 months			3,500			3,500
(From December 2005 to April 2006)
Net loss for the year				(4,165)		(4,165)
Balance as of April 30, 2006 (Audited)	168,296,672	168,297	158,478	(168,465)	(45,320)	112,990

Amortization of stock-based compensation for stockholders					19,200	19,200
Rent - Free use of existing premises for 6 months			3,600			3,600
(From November 2006 to April 2007)
Net loss for the year				(138,449)		(138,449)
Balance as of April 30, 2007 (Audited)	168,296,672	168,297	162,078	(306,914)	(26,120)	(2,659)

Stock returned to Treasury and cancelled on
November 1, 2007 (Note 7)	(83,296,672)	(83,297)	83,297			-
Amortization of stock-based compensation for stockholders					14,465	14,465
Net loss from May 1 to January 31, 2008				(177,047)		(177,047)
Imputed interest on shareholder’s loan			2,901			2,901
Balance as of January 31, 2008	85,000,000	85,000	248,276	(483,961)	(11,655)	(162,340)

* The number in Common Stock reflects the retroactive post 4:1 stock splits effective September 27, 2006 and June 5, 2007.

The accompanying condensed notes form an integral part of these unaudited interim consolidated financial statements.

UOMO MEDIA INC.
(Formerly FIRST SOURCE DATA, INC.)
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE
MONTHS ENDED JANUARY 31, 2008 AND 2007, AND THE PERIOD FROM JUNE 10, 2004 (SINCE INCEPTION) TO JANUARY 31, 2008
(Amounts expressed in US Dollars)	Cumulative 10-Jun-04 (inception) through 31-Jan-08	For the Nine Months ended 31-Jan-08	For the Nine Months ended 31-Jan-07
Cash Flows from Operating Activities
Net Loss	$(483,961)	$(177,047)	$(93,634)
Adjustments made to reconcile net loss to net cash from
operating activities
Amortization	21,480	4,434	6,654
Amortization of Stock Based Compensation	57,465	14,465	14,400
Imputed interest on Note Payable	2,901	2,901	-
Fair value of rent for free use of existing premises	7,100	-	-
Shares issued for services rendered
For CEO	23,640	-	-
For former CEO	80,770	-	-
For rent and utilities	5,400	-	-
For professional services	1,500	-	-
For web hosting services	6,400	-	-
Changes in operating assets and liabilities
Decrease/(increase) in other receivable	(1,454)	1,175	2,684
Decrease/(increase) in prepaid expenses and deposits	(13,525)	-	6,637
Decrease in accounts receivable	-	866	-
Decrease in revenue received in advance	-	-	(21,400)
Increase/(decrease) in accounts payable and accruals	87,242	21,476	(731)
Cash flows used in operating activities	(205,042)	(131,730)	(85,390)
Cash Flows from Investing Activities
Purchase of property and equipment	(24,745)	-	(3,673)
Cash flows used in investing activities	(24,745)	-	(3,673)
Cash Flows from Financing Activities
Note Payable	104,500	54,500	-
Cash received on subscribed common stock	136,445	-	-
Cash flows provided by financing activities	240,945	54,500	-
Increase/(decrease) in cash and cash equivalents	11,158	(77,230)	(89,063)
Cash and cash equivalents, beginning of period	-	88,388	135,702
Cash and cash equivalents, end of period	$11,158	11,158	$46,639

Commitments (See Notes 6 and 11)
Subsequent Events (See Note 12)
Supplemental Cash Items:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying condensed notes form an integral part of these unaudited interim consolidated financial statements.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Consolidated Financial Statements

For the Nine Months ended January 31, 2008

(Amounts expressed in US dollars)

NOTE 1.   ORGANIZATION, DESCRIPTION OF BUSINESS, DISCONTINUED OPERATIONS AND BASIS OF PRESENTATION

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

“First Source Data, Inc.” no longer describes the business activities that the Company is now engaged in. Therefore, on September 25, 2007 the Board of Directors adopted a resolution authorizing Amended Articles of Incorporation to change the Company name to "UOMO Media Inc." Further, a new subsidiary, UOMO Productions Inc., has been incorporated in Canada after the board adopted a resolution dated January 16, 2008.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, UOMO Productions Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

The Company’s initial operations include: capital formation, organization, website construction, target market identification, research costs, promotional materials costs, and marketing planning.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions for Form 10-QSB . Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2008. The financial statements should be read in conjunction with the Company’s April 30, 2007 financial statements and accompanying notes included in the Company’s 10-KSB Annual Report.

NOTE 2.   GOING CONCERN

The accompanying unaudited interim consolidated financial statements are presented on a going concern basis. The Company has recently decided to change its line of business.  The Company is in a development stage and is currently developing digital music and video Web 2.0 software with commercial usage expected in the future.

Management does not believe that the Company’s current cash of $11,158 is sufficient to cover the expenses that the Company will incur during the next twelve months. The Company’s revenues generated in the past have been from ancillary services and operation of these services has been discontinued.  The Company has embarked on a new line of business and to date, there have been no revenues generated.  There is no guarantee that the Company can generate sufficient cash to fund the development of the Company’s new line of business activities.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Consolidated Financial Statements

For the Nine Months ended January 31, 2008

(Amounts expressed in US dollars)

NOTE 2.   GOING CONCERN (cont’d)

Management plans to raise additional funds that the Company requires through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 3.   RELATED PARTY TRANSACTIONS

On June 10, 2004, the Company issued 144,266,672 shares of its common stock to the former President of the Company in return for cash. On November 1, 2007, the Board of Directors resolved to cancel and return to Treasury 83,296,672 of these common stock to minimize the dilution of the Company in the event that the Company issued further shares for financing and acquisition purposes.  No compensation was paid for this exchange.

During the fiscal period ended April 30, 2005, the Company advanced $25,000 to JOYN Internet Communities Inc. where the President of the Company was also a Director of JOYN Internet Communities Inc. This loan was settled in full as at April 30, 2006.  No amount was due from JOYN Internet Communities Inc. as at January 31, 2008.

On November 25, 2004, the Company issued 1,600,000 shares of its common stock to a shareholder of the Company, Foreground Image Inc., partly in return for the services and partly for cash (See note 9 for details).

On December 3, 2004, the Company issued 240,000 shares of its common stock to a shareholder of the Company, partly in return for his services and partly for cash. The stock-based portion of this issue has been valued at $1,500, which is the fair value of the services rendered.

On January 10, 2005, the Company issued 6,560,000 shares of its common stock to the former CEO of the Company, partly in return for his services and partly for cash. The stock-based portion of this issue has been valued at $82,000, which is the fair value of the shares.  The difference between the fair value of the shares issued and the services rendered has been received in cash.

On January 25, 2005, the Company issued 1,920,000 shares of its common stock to the current CEO of the Company partly in return for his services and partly for cash. The stock-based portion of this issue has been valued at $24,000, which is the fair value of the shares.  The difference between the fair value of the shares issued and the services rendered has been received in cash.  A further $27,000 (April 30, 2007 - $36,000) has been paid by cash to him for the services rendered by him during the nine months ended January 31, 2008.

On January 26, 2005, the Company issued 5,760,000 shares of its common stock to a shareholder of the Company, partly in return for the web hosting services provided by her and partly for cash. The stock-based portion of this issue has been valued at $72,000, which is the fair value of shares.  The difference between the fair value of the shares issued and the services rendered has been received in cash.  This fair value of the services is being amortized and has been amortized over the term of the contract as follows:

First 36 months

- $1,600 a month

Next 8 months

- $1,665 a month

The term of the agreement is 44 months effective from January 1, 2005. The unamortized portion of this is $11,655 as at January 31, 2008 (April 30, 2007 - $26,120) and has been deducted from shareholders’ equity (See note 9 for more details).

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Consolidated Financial Statements

For the Nine Months ended January 31, 2008

(Amounts expressed in US dollars)

NOTE 3.   RELATED PARTY TRANSACTIONS (cont’d)

On January 1, 2006, the Company entered into an agreement with a shareholder of the Company, for a period of 12 months for the programming services to be provided on the “AdMeUp Network” which has now been discontinued. The fees for this would be as follows:

a) $19,200 in cash; or

b) A number of shares in the common stock of the Company, without registration rights and incorporating such restrictive legends as are required by the Company to comply with all applicable laws, equal to $19,200 divided by the weighted average trading price of the Company’s common shares posted on any stock quotation or listing service for the 10-day period prior to the date of payment (or, if the trading price of the Company’s common shares is not at that time posted on any quotation or listing service, the weighted average price applied to the three most recent issuances of the Company’s common shares); or

c) Some combination of a) and b) above that will yield a market value of $19,200 based on the foregoing valuation methodology.

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

During the nine months ended January 31, 2008, $18,000 (April 30, 2007 - $3,000) has been paid by cash to the Chief Financial Officer of the Company for professional services rendered.  Prior to the appointment, on May 10, 2005, the Company issued 12,500 shares of its common stock to the Chief Financial Officer in return for cash.

On April 27, 2007, a director of the Company gave an unsecured loan of $50,000 to the Company payable on demand and with no interest.  Interest has been imputed and included in Stockholder’s Equity.

On April 30, 2007, the Company entered into a contract to pay one of its directors $10,000 to carry out services as the Company’s director for a term of one year or until removed as a director.  $5,000 in cash was paid in May 2007 and the remaining $5,000 in cash was paid in November 2007.

During the nine months ended January 31, 2008, $24,000 (April 30, 2007 - $Nil) has been paid by cash to the newly appointed CEO of the Company for professional services rendered.

As of January 31, 2008, a director of the Company gave unsecured loans totaling $54,500 to the Company payable on demand and with no interest.

The above transactions have been measured and recorded at the fair values.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Consolidated Financial Statements

For the Nine Months ended January 31, 2008

(Amounts expressed in US dollars)

NOTE 4.   DISCONTINUED OPERATIONS

As of September 25, 2007, the Company’s line of business changed from providing online marketing management and consulting services to providing music publishing, digital music, production, and talent management services.

Therefore, as of October 31, 2007 all of the Company’s revenues and 70% of research and development expense, as well as a 70% allocation of the Company’s prior selling and administrative expense, since inception has been classified as discontinued operations and their results of operations, financial position and cash flows are separately reported for all periods presented. General corporate overhead has not been allocated to discontinued operations.  Summarized financial information for discontinued operations is set forth below.

	Cumulative	For the		For the
	10-Jun-04 (inception) through	Nine Months Ended January 31		Three Months Ended January 31
	31-Jan-08	2008	2007	2008	2007
Revenue	618,555	-	21,400	-	21,400
Cost of goods sold	437,403	539	14,494	-	8,596
Gross margin	181,152	-539	6,906	-	12,804

Expenses:
R&D - AdMeUp Network	24,895	9,600	12,800	-	3,200
Selling and Administrative allocation	362,944	50,951	56,760	-	24,015
NET LOSS FROM DISCONTINUED OPERATIONS	206,687	61,090	62,654	-	14,411

NOTE 5.   PROPERTY AND EQUIPMENT

January 31, 2008	Cost	Accumulated Amortization	Net book value
Computer hardware	17,736	14,471	3,265
Computer software	7,009	7,009	-
	24,745	21,480	3,265

April 30, 2007	Cost	Accumulated Amortization	Net book value
Computer hardware	17,736	10,037	7,699
Computer software	7,009	7,009	-
	24,745	17,046	7,699

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Consolidated Financial Statements

For the Nine Months ended January 31, 2008

(Amounts expressed in US dollars)

NOTE 6.  OPERATING LEASE COMMITMENTS

On August 2004, the Company entered into a sub-lease agreement with Foreground Image Inc., a shareholder of the Company, for office space. The lease is for a period of 16 months with the option to renew for a further one-year period. The lease payments are as follows:

First 12 months

- $600 per month

Next 4 months

- $700 per month

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

On May 1, 2006, the Company entered into a sub-lease agreement with Foreground Image Inc. to have the premises rented for $600 per month for a further 6 months to October 31, 2006.

On November 1, 2006, the Company renewed the sub-lease with Foreground Image Inc. to continue renting the premises from November 1, 2006 through April 30, 2007. However, no fees were payable to Foreground Image Inc. under this agreement.

The amounts of free rent were accounted for as additions to Paid-in Capital in Stockholders’ Equity and charged against income.

On April 5, 2007, the Company entered into a lease agreement with Regus Business Centres. The lease is for a period of 12 months beginning May 1, 2007 with the option to renew. The lease payment is $211 per month.

NOTE 7.   STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2008 :

Common stock, $0.001 par value; 400,000,000* shares authorized and 85,000,000* shares issued and outstanding.

On November 1, 2007, the Board of Directors resolved to return to Treasury and cancel 83,296,672 of common stock to minimize the dilution of the Company in the event that the Company issued further shares for financing and acquisition purposes.  No compensation was paid for this exchange.

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2007:

Common stock, $0.001 par value; 400,000,000* shares authorized and 168,296,672* shares issued and outstanding.

Since there was no change in par value of common stock, common stock amount and additional paid in capital were adjusted accordingly.

* After giving retroactive effect of 4:1 stock splits effective September 27, 2006 and June 5, 2007 ..

NOTE 8.   STOCK TRANSACTIONS

These transactions have been accounted for based on the fair value of the consideration received.

On June 10, 2004, the Company issued 144,266,672 shares of its common stock to the President of the Company in return for cash. On November 1, 2007, the Board of Directors resolved to cancel and return to Treasury 83,296,672 of these common stock to minimize the dilution of the Company in the event that the Company issued further shares for financing and acquisition purposes.  No compensation was paid for this exchange.

In November 2004, the Company issued 1,120, 000 shares at $0.20 a share in return for cash. In addition to that, on November 25, 2004, the Company issued 1,600,000 shares of its common stock at $0.10 a share to a shareholder of the Company, Foreground Image Inc., partly in return for the services and partly for cash (See note 9 for details).

In December 2004, the Company issued 240,000 shares at $0.10 a share and 904,400 shares at $0.20 a share in return for cash. In addition to that, on December 3, 2004, the Company issued 240,000 shares of its common stock at $0.10 a share to a shareholder of the Company, partly in return for his services and partly for cash.

NOTE 9.   UNAMORTIZED STOCK-BASED COMPENSATION FOR STOCKHOLDERS

On January 26, 2005, the Company issued 5,760,000 shares of its common stock to a shareholder of the Company, partly in return for her services in providing web hosting and partly for cash. The stock-based compensation portion of this issue has been valued at $70,920 as the difference between the issue price ($0.003 per share) and the grant-date fair value ($0.20 per share) and is being amortized over the term of the contract as follows:

First 36 months

- $1,600 a month

Next 8 months

- $1,665 a month

The term of the agreement is 44 months effective from January 1, 2005. The unamortized portion of this is $11,655 as at January 31, 2008 (April 30, 2007 - $26,120) and has been deducted from shareholders’ equity.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Consolidated Financial Statements

For the Nine Months ended January 31, 2008

(Amounts expressed in US dollars)

On November 25, 2004, the Company issued 1,600, 000 shares of its common stock to a shareholder of the Company, Foreground Image Inc., partly in return for the services and partly for cash. The stock based compensation portion of this issue has been valued at $10,000 as the difference between the issue price ($0.01 per share) and the grant-date fair value ($0.20 per share) and has been amortized over the term of the contract between the Company and Foreground Image Inc. as follows:

First 12 months

- $600 a month

Next 4 months

- $700 a month

The term of the agreement is 16 months effective from August 1, 2004. The unamortized portion of this is $Nil as at January 31, 2008 and has been deducted from shareholders’ equity.

The total unamortized portion of stock based compensation for shareholders is $11,655 as at January 31, 2008 (April 30, 2007 - $26,120) and has been deducted from shareholders’ equity.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Consolidated Financial Statements

For the Nine Months ended January 31, 2008

(Amounts expressed in US dollars)

NOTE 10.   WEB HOSTING SERVICE AND PROGRAMMING SERVICE AGREEMENTS

The Company entered into a web hosting service agreement with a shareholder of the Company to install and service the Company’s servers.

In return for these services, on January 26, 2005, the Company issued 5,760,000 shares of its common stock to the shareholder for cash at $0.003 per share where the issue-date share price has been determined as $0.20 a share. The stock-based compensation portion of this issue has been valued at $70,920 as the difference between the issue price ($0.003 per share) and the grant-date fair value. ($0.20 per share) and has been amortized over the term of the contract as follows:

First 36 months

- $1,600 a month

Next 8 months

- $1,665 a month

The term of the agreement is 44 months effective from January 1, 2005.

Further, on January 1, 2006, the Company entered into an agreement with a shareholder of the Company, for a period of 12 months for the programming services to be provided on the “AdMeUp Network” which is now discontinued. The fees for this would be as follows:

a) $19,200 in cash; or

b) A number of shares in the common stock of the Company, without registration rights and incorporating such restrictive legends as are required by the Company to comply with all applicable laws, equal to $19,200 divided by the weighted average trading price of the Company’s common shares posted on any stock quotation or listing service for the 10-day period prior to the date of payment (or, if the trading price of the Company’s common shares is not at that time posted on any quotation or listing service, the weighted average price applied to the three most recent issuances of the Company’s common shares); or

c) Some combination of a) and b) above that will yield a market value of $19,200 based on the foregoing valuation methodology.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Consolidated Financial Statements

For the Nine Months ended January 31, 2008

(Amounts expressed in US dollars)

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

a) $19,200 in cash; or

b) A number of shares in the common stock of the Company, without registration rights and incorporating

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Consolidated Financial Statements

For the Nine Months ended January 31, 2008

(Amounts expressed in US dollars)

NOTE 11.   COMMITMENTS (cont’d)

such restrictive legends as are required by the Company to comply with all applicable laws, equal to $19,200 divided by the weighted average trading price of the Company’s common shares posted on any stock quotation or listing service for the 10-day period prior to the date of payment (or, if the trading price of the Company’s common shares is not at that time posted on any quotation or listing service, the weighted average price applied to the three most recent issuances of the Company’s common shares); or

c) Some combination of a) and b) above that will yield a market value of $19,200 based on the foregoing valuation methodology.

The choice of the form in which payment of the fees shall be made shall be solely that of the Company. While the “AdMeUp Network” has been discontinued, programming services will be utilized until the end of this contract to develop the Company’s new digital music and video Web 2.0 software.

On April 5, 2007, the Company entered into a lease agreement with Regus Business Centres. The lease is for a period of 12 months beginning May 1, 2007 with the option to renew. The lease payment is $211 per month.

On November 1, 2007, the Company entered into an Independent Contractor Agreement with the newly appointed Chairman & Chief Executive Officer for managing and directing daily operations of the Company pursuant to the directives of the Board of Directors for services through to June 30, 2008, under which he would be compensated as follows:

$7,000 per month for the first two months (November and December 2007)

$10,000 per month for the remaining 6 months (January to June 2008)

The Chief Executive Officer was also appointed as a Director as there was a vacancy on the Board of Directors according to the Company’s Bylaws.

On December 11 , 2007, the Company entered into an Independent Contractor Agreement with the newly appointed Managing Director of UOMO Publishing division, under which the Managing Director would be compensated $4,167 per month to continue performing services for a period of twelve months to December 10 , 2008.

On January 31, 2008, the Company entered into an Independent Contractor Agreement with the Chief Financial Officer, under which the Chief Financial Officer would be compensated $7,500 per month to continue performing services as the Company’s Chief Financial Officer from February 1, 2008 through June 30, 2008.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Consolidated Financial Statements

For the Nine Months ended January 31, 2008

(Amounts expressed in US dollars)

NOTE 12.   SUBSEQUENT EVENTS

On February 15, 2008, a Director of the Company gave an unsecured loan of $29,250 to the Company payable on demand and with no interest.

NOTE 13.   GEOGRAPHIC INFORMATION

All the Company's operations and assets are located in Canada.

NOTE 14.   COMPARATIVE FIGURES

The comparative figures have been re-classified to conform to the current period’s presentation.

Item 2. Management’s Discussion and Analysis

Management’s Discussion and Analysis

INTRODUCTION

The following discussion and analysis compares our results of operations for the nine months ended January 31, 2008 to the same period in 2007. This discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Quarterly Report for the nine months ended January 31, 2008. This Quarterly Report contains certain forward-looking statements and our future operation results could differ materially from those discussed herein.

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

Results of operations for the nine months ended January 31, 2008 as compared to the nine months ended January 31, 2007

Revenue

For the nine months ended January 31, 2008, we generated no revenues. For the nine months ended January 31, 2007, we generated $21,400 revenue from discontinued operations. The Company’s revenues generated in the past had been from ancillary services and operation of these services has been discontinued.  The Company has embarked on a new line of business and to date, there have been no revenues generated.  Since our inception on June 10, 2004, we have had revenues from discontinued operations of $618,555.

As of September 25, 2007, the Company’s line of business changed from providing online marketing management and consulting services to providing music publishing, digital music and video, recorded music and production, and talent management services.  The Company is now in the business of producing, managing, and monetizing music-based intellectual property.

Expenses

During the nine months ending January 31, 2008, we incurred total expenses, from both continuing and discontinued operations of $177,047, compared with $115,034 for the same period in 2007. The largest expense in the nine months ending January 31, 2008, was $62,345 pertaining to fees paid to existing and newly appointed management, compared to $33,100, the largest single expense pertaining mostly to fees paid to management for the nine months ending January 31, 2007.

Research and development expenses, which pertain to development of the AdMeUp Network and which have been discontinued, was $12,800 for the nine-month period ending January 31, 2007, capped at $9,600 for the nine-month period ending January 31, 2008. The AdMeUp Network is no longer in development, however, we will be able to use a portion of the code that was developed for our digital video and sound operations.

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

Net Income/Loss

During the nine-month period ending January 31, 2008, we incurred a net loss of $177,047 compared with a net loss of $93,634 for the nine-month period ending January 31, 2007. Our expenses for the nine-month period ending January 31, 2008 were higher than the same period during the previous fiscal year primarily due to additional fees paid to newly appointed management to lead the new line of business.  As well, higher bookkeeping and accounting expenses were incurred in comparison to the previous period.  Finally, investor relations and advertising expense totaling $25,000 was incurred, while no such expense was incurred for the nine-month period ending January 31, 2007.

Liquidity and Capital Resources

We do not yet have an adequate source of reliable, long-term revenue to fund operations. There can be no assurance that we will in the future achieve a consistent and reliable revenue stream adequate to support continued operations and development of the Company’s new line of business activities.

As of January 31, 2008, we had cash and cash equivalents of $11,158. We had total current assets of $26,137, which includes $13,525 in prepaid expenses and deposits. Our liquidity as of January 31, 2008 should be interpreted in conjunction with a recorded liability of $104,500 loan payable to our directors on demand.

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

In order to generate adequate cash to continue operations, we plan to begin assembling a team of top music professionals for key management areas in each of our four divisions:  Digital music and video, Music publishing, Recorded music, and Talent management services.  We have already found someone to lead our Publishing division and we are actively searching for other qualified personnel.  We plan to use a portion of the source code developed for the AdMeUp Network for our digital music and video distribution technology portal. In addition, we intend to identify other companies that may be suitable for acquisition. If we acquire or merge with another entertainment company, we may be able to fund the continued development of the Company’s new line of business by using the cash held by the acquired or merged company or the cash proceeds of ongoing operations of the resulting company.

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

10.15.

Amending Agreement between UOMO Media Inc. and Javed Mawji, dated November 1, 2007 (included as Exhibit 10.1 to the Form 8-K filed November 7, 2007 and incorporated herein by reference).

10.16.

Independent Contractor Agreement between UOMO Media Inc. and Camara Alford, dated November 1, 2007 (included as Exhibit 10.2 to the Form 8-K filed November 7, 2007 and incorporated herein by reference).

10.17.

Stock Cancellation Agreement between UOMO Media Inc. and Douglas McClelland, dated November 1, 2007 (included as Exhibit 10.3 to the Form 8-K filed November 7, 2007 and incorporated herein by reference).

10.18.

Promissory Note between UOMO Media Inc. and Jueane Thiessen, dated November 26, 2007 (included as Exhibit 10.1 to the Form 8-K filed November 30, 2007 and incorporated herein by reference).

10.19.

Director Service Agreement between UOMO Media Inc. and J. Sean Diaz, dated November 28, 2007 (included as Exhibit 10.1 to the Form 8-K filed December 3, 2007 and incorporated herein by reference).

10.20.

Independent Contractor Agreement between UOMO Media Inc. and Peter Coquillard, dated December 11, 2007 (included as Exhibit 10.1 to the Form 8-K filed December 17, 2007 and incorporated herein by reference).

10.21.

Promissory Note between UOMO Media Inc. and Jueane Thiessen, dated December 13, 2007 (included as Exhibit 10.1 to the Form 8-K filed December 18, 2007 and incorporated herein by reference).

10.22.

Promissory Note between UOMO Media Inc. and Jueane Thiessen, dated December 28, 2007 (included as Exhibit 10.1 to the Form 8-K filed December 31, 2007 and incorporated herein by reference).

10.23.

Independent Contractor Agreement between UOMO Media Inc. and Jueane Thiessen, dated January 31, 2008 (included as Exhibit 10.1 to the Form 8-K filed February 5, 2008 and incorporated herein by reference).

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

UOMO MEDIA INC.

Date: March 14 , 2008

By: /s/ Camara Alford

      Camara Alford

                                      Chief Executive Officer

Date: March 14 , 2008

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

Date: March 14 , 2008

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

Date: March 14 , 2008

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

The Quarterly Report for the quarter ended January 31, 2008 (the "Form 10-QSB") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 14 , 2008

/s/  Camara Alford

-------------------------------------

By:  Camara Alford

Chief Executive Officer

Date: March 14 , 2008

/s/ Jueane Thiessen

-------------------------------------

By: Jueane Thiessen

Chief Financial Officer