Form 10-K
period 2008-04-30
UOMO Media Inc.
filed 2008-08-13
CIK 1350573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 333-131621

UOMO MEDIA INC.

(Exact name of registrant as specified in its charter)

NEVADA

20-1558589

  (State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)

161 Bay St. 27th Floor, Toronto, Ontario, Canada

M5J 2S1

(Address of principal executive offices)

(Zip Code)

Registrant’s telephone number, including area code (416) 368-4400

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes x  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes x  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    x Yes  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer

                                    Accelerated filer

Non-accelerated filer    (Do not check if a smaller reporting company)

         Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes x  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of October 31, 2007: $9,949,500                  ..

As of August 13, 2008, the registrant had 85,087,500 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

UOMO MEDIA INC.

FORM 10-K

For the fiscal year ended April 30, 2008

TABLE OF CONTENTS

      PAGE NUMBER

PART I

Item 1.

Business.

5

Item 1A.

Risk Factors.

8

Item 2.

Properties.

12

Item 3.

Legal Proceedings.

  12

Item 4.

Submission of Matters to a Vote of Security Holders.

13

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities.

13

Item 6.

Selected Financial Data.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of

Operations.

14

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

Item 8.

Financial Statements and Supplementary Data.

19

Item 9.

Changes in and Disagreements With Accountants on Accounting

and Financial Disclosure.

42

Item 9A(T).  Controls and Procedures.

42

Item 9B.

Other Information.

43

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

43

Item 11.

Executive Compensation.

46

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters.

48

Item 13.

Certain Relationships and Related Transactions, and Director Independence

49

Item 14.

Principal Accountant Fees and Services.

50

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

51

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this annual report on Form 10-K may be "forward-looking statements". Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions, or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates, and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this annual report on Form 10-K, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this annual report on Form 10-K, except as required by law.

PART I

ITEM 1.

Business

GENERAL

We incorporated on June 10, 2004 as First Source Data, Inc. under the laws of the State of Nevada. Prior to September 25, 2007, our business was comprised of the development and provision of online marketing management services and products. We were developing an online marketing software product that was designed to help our customers manage their marketing campaigns. Our services were intended to help our customers gather, manage, and analyze market information. We also provided customized marketing consulting services, including design and implementation of online advertising programs, marketing campaign management, and advisory services concerning the marketing process. Our target customer base consisted of businesses in the luxury travel and financial services industries.

As of September 25, 2007, we changed our business to providing music publishing, digital music, production, and talent management services. We changed our business focus because we identified new opportunities in the music publishing, digital music, production, and talent management business that we believe could enable us to achieve greater profits over the course of the next twelve months and in the long term than we would be able to achieve if the existing line of business was continued.

“First Source Data, Inc.” no longer describes the business activities we are now engaged in. Therefore, effective October 30, 2007, we changed our name to "UOMO Media Inc." In addition, we incorporated two new subsidiaries in Canada, UOMO Productions Inc., effective January 16, 2008, and UOMO Music Publishing Inc., effective April 22, 2008.  Additionally, The NE Inc. is a wholly-owned subsidiary of UOMO Productions Inc. and UOMO Songs Ltd. is a wholly-owned subsidiary of UOMO Music Publishing Inc.

We have not been profitable since our incorporation. We have no significant assets or financial resources. The limited extent of our assets and revenues, our early stage of development, and our limited operating history make us subject to the risks associated with start-up companies, including negative cash flows. The report of our independent auditors for the fiscal year ended April 30, 2008 states that:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company is in the development stage and recently changed its line of business. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to its current status are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRINCIPAL PRODUCTS AND SERVICES

For the new line of business, we believe we can earn revenues from four categories of services, comprising four divisions. These divisions are described below.

i)

Music Publishing:

Our wholly-owned subsidiary, UOMO Music Publishing, is tasked with creating a catalogue of assets in the form of copyrights.  Services include:

a)

Fund advances: providing advances to individual composers

b)

Administration:  registration, tracking, and collection of royalties of copyrights

c)

Creative:  creating copyrights by writing songs

d)

Licensing:  finding opportunities to monetize copyrights by placing songs on recording artists, film, television, video games, commercials

ii)

Recorded Music:

We earn revenue from the ownership of master recordings.  Our UOMO Recorded Music division serves as our record label division and has three core functions:

a)

Catalogue acquisition

b)

Talent acquisition for production activities

c)

Distribution arrangements for projects

iii)

Digital Distribution:

We have been developing digital music and video Web 2.0 software.

iv)

Talent Management:

We earn a percentage of gross revenues for all projects we manage.

We are in the process of developing programming architecture for our new Digital music and video portal referred to in point (iii) above.  Approximately 30% of the programming work that was done for the “AdMeUp Network” that had previously been in development was transferred towards building the Digital music and video Web 2.0 software.  This is currently on hold.

OUR BUSINESS STRATEGY

Our business strategy is to leverage our unique positioning and expertise to create value and avail ourselves of revenues from all the major sources which comprise the entertainment-related intellectual property chain.  Our business model is to expand on the traditional models by creating brands around the acquired intellectual property assets, developing them through production and management, and finally integrating the established and emerging revenue streams that have in the past, been separated, in production, publishing, talent management and distribution of digital content, including music, into a single platform.

MARKETS FOR OUR PRINCIPAL PRODUCTS AND SERVICES

With our international experience and infrastructure, we believe we have a competitive advantage in the new global media arena.  Understanding the nuances of international deal making allows us to efficiently articulate our value proposition to stakeholders in major markets globally.  We plan on entering the emerging markets in China, India, Eastern Europe and South America.

CUSTOMERS

Since inception until September 25, 2007, under our old business operations, we had non-renewable service contracts with five customers for ancillary services. Four of our customers, Accelerated Capital Ltd., Interkod Technologie s.r.o., Haynes Capital Corp. Slovakia s.r.o., and Viralytics Limited hired us to produce public relations material, distribute news to the investor community, perform general marketing services, and provide statistical reports regarding public relations campaigns. Our fifth customer, 3636186 Canada Inc., operating as CaribbeanWay in Canada, retained us to research and develop an online marketing system based on combining link exchanges with affiliate marketing.

We have received $618,555 in revenues to date from discontinued operations from these five customers. Our principal customers were Accelerated Capital, representing $154,000 of our revenues to date, Interkod, representing $211,400 of our revenues, and Haynes Capital Corp. Slovakia, representing $242,500 of our revenues.  The balance of our inception-to-date revenues was distributed between Viralytics and 3636186 Canada Inc.

Since our line of business has changed, from September 25, 2007 to April 30, 2008, we have not had any revenues.

COMPETITION

The music and entertainment business is occupied by a wide variety of businesses. However, we intend to leverage our position as a vertically integrated music and entertainment company into a multi-platform new media company by addressing the needs of stakeholders and consumers across all media through the implementation of a business model that transgresses the old marketplace.  To our knowledge, there is no other company doing what we do right now.

Although there are many small record labels operating, the backbone of the recorded music sector is the majors.  As of 2005, the “big four” music groups – Warner Music Group, EMI, Sony BMG, and Universal Music Group – control about 70% of the world music market, and about 80% of  the United States music market.  They use a network of either fully or partially owned sub-labels and distribution networks which allow them to operate in many different music genres and regions.

The competitors listed above have product and service offerings that far exceed our own. In addition, because of our relatively limited revenues and cash, our capacity to perform certain activities is smaller than that of our competitors.

Although our larger competitors are better funded than us, we believe we can differentiate ourselves with our management expertise in the international marketplace, and by providing innovative ideas. In our opinion, smaller companies such as ours are not at any disadvantage in comparison with larger companies in this regard.

With the Internet changing the way that fees for intellectual media property rights are collected and distributed, the music industry has seen a decline in overall revenues.  Low risk music related properties that generate stable ongoing revenues are currently being sold under market value as the industry tries to recover. We believe industry experts who understand the true value of these assets and have access to these properties are now in a position to capitalize.

Digital entertainment and the collection of digital property rights are evolving. Recent events have shown that the industry is implementing controls and developing new revenue models for the distribution and collection of revenue from online digital entertainment properties. Once this process has matured, we believe the increase in global access to digital content through personal digital devices and social networking tools, will create a significant increase in revenues from these properties. By identifying and acquiring undervalued profitable assets today, we believe we will have positioned ourselves to realize an increase in revenues and base values, creating maximum value for stockholders and stakeholders.

As sales of physical recordings are in decline, the big four are under the most pressure from the changing environment because they have the largest overhead as a result of developing their business models in conditions that no longer apply. This is creating opportunities for the next generation of record companies with lower overhead, such as ours, that are able to move quickly into the new market niches as they open up.

We plan to consolidate revenues traditionally dispersed among several rights holders.  Ownership, coupled with the ability to generate revenues from broader entertainment content rights, places us at the leading edge of the new revenue paradigm in the entertainment industry.  We believe that this multiple revenue stream approach creates and monetizes the dormant value in the current new digital media market.

Given these trends, we believe that we can currently compete favorably.  We hope to offset the competitive advantages of our established competitors, however, we may not be able to compete successfully against our current or future competitors who have greater access to capital and positive cash flow from revenues; they may be in a better position to capture a share of the available market.  Our competition may have a material adverse effect on our business, results of operations, or financial condition.

INTELLECTUAL PROPERTY

As of April 30, 2008, we do not own any patents or trademarks. We are not licensing any product or service from a third party that is material to our business.  However, it our intent to acquire entertainment-related intellectual property rights such as publishing and copyrights.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON OUR BUSINESS

There are numerous laws and regulations that apply to commerce on the Internet or are of more general application but have an effect on our operations. These include laws and regulations with respect to user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security, language use, and the convergence of traditional telecommunications services with Internet communications. Due to the increasing popularity of use of the Internet by consumers and businesses, it is possible that additional laws and regulations with respect to the Internet may be adopted at federal, state, provincial, and local levels. There may be additional laws and regulations that will apply to the transaction of business by us that we will need to explore as we enter international markets. We are subject to laws in every jurisdiction in which we conduct business. Currently, we are incorporated in the United States and maintain an office in the Province of Ontario, Canada. Current and future laws and regulations within and outside of the United States may have a material adverse effect on us and our Digital Distribution division of our business.

RESEARCH AND DEVELOPMENT

For the fiscal year ended April 30, 2008, we spent approximately $9,600 on research and development activities. For the fiscal year ended April 30, 2007, we spent approximately $19,200 on research and development activities. These expenses are included in loss from discontinued operations.

EMPLOYEES AND CONTRACTORS

As of July 30, 2008, we did not have any full or part-time employees.  As of July 30, 2008, we had three contractors who served as our Company’s management, two of which serve on our board of directors, Camara Alford and Jueane Thiessen. Camara Alford is also our Chairman and Chief Executive Officer, and Jueane Thiessen is also our Chief Financial Officer and Secretary.  The third contractor, Peter Coquillard serves as Managing Director of our Publishing division.

We retain contractors to provide services related to our administration, management and development, and to provide business development and services as necessary based on the phase of the business plan and available funds.

Our freelance contractors include programmers, management consultants, and business document writers. As of July 30, 2008, our principal freelance contractor has been Lenka Gazova. Lenka Gazova has provided software programming and website hosting services. From time to time, we have retained contractors for one-off purposes, such as to carry out business analysis or to disseminate news through various online distributors, according to the needs of our customers.

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

ITEM 1A.

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

The independent auditor’s opinion on our financial statements for the year ended April 30, 2008 includes an explanatory paragraph to their audit opinion stating that:

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting. Accordingly, we express no such opinion.

Our continued operations are contingent on our ability to raise additional capital and obtain financing and success in future operations. If we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital, we may have to substantially curtail our operations and business plan. If we do not achieve sufficient revenues to meet our future obligations, we intend to seek sufficient financial resources by issuing shares of common stock, borrowing cash from a bank or one of our directors, or a combination of these activities. We may be unable to obtain additional financing using any of these methods. These conditions raise substantial doubt about our ability to continue as a going concern. However, our financial statements do not include any adjustments that might result if we are unable to continue our business. The report of our independent auditors for the year ended April 30, 2008 states that our current status and  recent change in line of business raises substantial doubt about our ability to continue as a going concern. Until such time we receive additional debt or equity financing, there is a risk that our auditors will continue to include a going concern provision in their reports.

We have a limited operating history and may never achieve or sustain profitable operations.

We have a short operating history and have not been profitable since our incorporation in June 2004. Since inception until April 30, 2008, we have had only five customers from discontinued operations. Even if we obtain future revenues sufficient to expand operations, increased operational or marketing expenses could adversely affect our liquidity. The limited extent of our assets and revenues, our early stage of development, and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. We have no significant assets or financial resources. Our lack of operating history makes it very difficult for you to make an investment decision based upon our managerial skill. We may never become profitable and our stockholders may lose their entire investment.

We depend on our officers and directors to perform our business activities and our ability to recruit and retain the qualified individuals needed to operate and develop our business is unknown.

We depend on our officers and directors to perform many of our business activities. Currently, our Chairman and Chief Executive Officer, Camara Alford, personally carries out our management activities. Mr. Alford also liaises with external contractors who provide additional consulting services. Our Chief Financial Officer, Jueane Thiessen, personally performs most of our accounting and financial management functions. Our present management structure, although adequate for the early stage of our operations, will likely have to be significantly augmented as our operations expand. Our future success will depend in part on the services of our key personnel and, additionally, on our ability to identify, hire and retain additional qualified personnel. There is intense competition for qualified management, marketing, accounting, and sales personnel in our main area of business, online marketing consulting and management. We may not be able to continue to attract and retain the personnel needed to operate and develop our business. Because we rely on our directors and officers to perform our sales, accounting, and financial management activities, failure to attract and retain key personnel could have a material adverse effect on us.

We have limited cash which we anticipate will be insufficient to fund our plan of operations for the twelve months ending April 30, 2009 and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We have limited capital reserves to finance expansion or to protect us from a downturn in business. We currently do not have sufficient cash to fund operations for the twelve months ending April 30, 2009. We will need to raise additional funds to fully fund our operations for the twelve month period beginning May 1, 2008. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by new business. If additional shares are issued to raise capital, our existing stockholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.  We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

Two of our directors, Camara Alford and Jueane Thiessen, also serve as our officers. These interrelationships may create conflicts of interest that might be detrimental to us.

There are various interrelationships between our officers and directors that may create conflicts of interest that might be detrimental to us. One of our directors, Camara Alford, is our Chairman and Chief Executive Officer. Jueane Thiessen, also our director, is our Chief Financial Officer and Secretary. Our board of directors, which appoints our officers, currently consists of three persons, Mr. Alford, Ms. Thiessen, and J. Sean Diaz. Together, Mr. Alford and Ms. Thiessen control over sixty-six percent of the voting power of the board of directors. Because Mr. Alford and Ms. Thiessen are both directors and officers, there exists a potential future conflict of interest regarding the decision to remove our officers or appoint new officers. Our directors and officers will deal with any such conflicts of interest, should they arise, in accordance with our Corporate Code of Ethics and applicable corporate law principles.

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

We do not own patents on our products we have developed and we do not currently intend to file for patent protection on those products. Therefore, another company could recreate our products and could compete against us, which could adversely affect our revenues.

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

Risks Relating To Our Stock

“Penny stock” rules may make buying or selling our securities difficult, which may make our stock less liquid and make it harder for investors to buy and sell our shares.

Trading in our securities is subject to the SEC’s “penny stock” rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future.  The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market.  In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the register representative and current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

Existing and prospective stockholders may experience significant dilution if we enter into a business combination with a private concern or public company and issue securities to stockholders of such private company.

Our business plan contemplates that we may acquire other companies or assets.  As a result, we may enter into a business combination with a private concern or public company that, depending on the terms of merger or acquisition, may result in us issuing securities to stockholders of any such private company. The issuance of previously authorized and unissued common shares would result in a reduction in the percentage of shares owned by our present and prospective stockholders and may result in a change in control or management of our Company.

Douglas McClelland, one of our former directors, controls approximately 72% of our common shares, and he may not vote his shares in a manner that benefits minority stockholders.

As of April 30, 2008, Douglas McClelland, one of our former directors, owns approximately 72% of our voting stock. As a result, Mr. McClelland exercises significant control over our business affairs and policy. Mr. McClelland is able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring, or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of Mr. McClelland. In addition, Mr. McClelland may not have an interest in fully promoting the sale of our common stock if such sales would reduce the opportunity for him to sell his own shares at any time in the future.

Our common stock has experienced in the past, and is expected to experience in the future, significant price and volume volatility, which substantially increases the risk that our stockholders may not be able to sell their shares at or above the price that they paid for the shares.

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. From March 25, 2008 and through July 25, 2008, our common stock was sold and purchased at prices that ranged from a high of $0.80 to a low of $0.25 per share (with prices adjusted for a four-to-one forward split in our stock that occurred on June 6, 2007). An inability for our stockholders to sell their shares in a rapidly declining market as a result of the illiquidity in our stock may substantially increase their risk of loss because the price for our common stock may suffer greater declines due to its price volatility.

The price of our common stock that will prevail in the market may be higher or lower than the price that our stockholders pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

•

Variations in our quarterly operating results;

•

Development of a market in general for our products and services;

•

Changes in market valuations of similar companies;

•

Announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•

Loss of a major customer or failure to complete significant transactions;

•

Additions or departures of key personnel; and

•

Fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and stocks quoted on the Over-The-Counter, or OTC, Bulletin Board in particular, have experienced significant price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying companies. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

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

Item 2.

Properties

Our business operations are conducted from our principal executive offices at 161 Bay St. 27th Floor, Toronto, Ontario, Canada, M5J 2S1, which we have leased from Regus Business Centres from May 1, 2007 to April 30, 2008, and have renewed for an additional one-year period. We believe that all of our facilities are adequate for current operations for at least the next twelve months. However, we expect that we could locate other suitable facilities at our current address at comparable rates, should we need more space.

Item 3.

Legal Proceedings

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

Item 4.

Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended April 30, 2008, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board under the symbol "UOMO.OB." Our stock was not actively traded until March 26, 2007.

The following table sets forth, for the quarterly periods indicated, the range of high and low bid prices of our common stock as reported on the OTC Bulletin Board since our stock became actively traded.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  Prices reflect a four-to-one forward stock split effective June 6, 2007.

For the Fiscal Year Ended April 30, 2008	High	Low
Quarter ended July 31, 2007	$ 0.29	$ 0.145
Quarter ended October 31, 2007	$ 0.45	$ 0.19
Quarter ended January 31, 2008	$ 0.74	$ 0.47
Quarter ended April 30, 2008	$ 0.72	$ 0.30

For the Fiscal Year Ended April 30, 2007	High	Low
Quarter ended April 30, 2007*	$ 0.163	$ 0.08

*From March 26, 2007 through April 30, 2007

DIVIDENDS

Since our inception, no dividends have been paid on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

HOLDERS

As of July 29, 2008, we had 85,087,500 shares of our common stock outstanding and our shares of common stock were held by approximately 29 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

RECENT SALES OF UNREGISTERED SECURITIES

On January 1, 2006, we entered into an agreement with Lenka Gazova, one of our stockholders, for a period of twelve months under which Ms. Gazova was required to perform programming services to develop the “AdMeUp Network” for a minimum of 20 hours per month. Under this agreement, we owned all copyright, intellectual property, and other ownership rights to the work performed by Ms. Gazova. Compensation was due when all services were complete and we had the option to determine the form and amount of compensation payable to Ms. Gazova based on one of the following options: a) $ 19,200 in cash; b) a number of our unregistered common shares equal to $19,200 divided by the weighted average trading price of the our common shares posted on any stock quotation or listing service for the 10-day period prior to the date of payment; or c) some combination of a) and b) that will yield a market value of $19,200. We have not yet paid the compensation owing to Ms. Gazova under this agreement and have not yet determined whether the fees or these services will be paid in cash, unregistered stock, or a combination of cash and unregistered stock. On January 1, 2007, we entered into a new agreement with Ms. Gazova with the same terms for an additional period of twelve months to continue providing programming services on the “AdMeUp Network.” The option for us to issue shares to Ms. Gazova under each of these agreements was pursuant to the Regulation S exemption. Ms. Gazova is not a U.S. person as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S. in accordance with Rule 903(c). Ms. Gazova acknowledged that if we compensate her in unregistered shares for her services, the shares purchased must come to rest outside the U.S. This transaction did not involve a distribution or public offering, and no commission was paid in connection with this option agreement.

On April 22, 2008, we issued 25,000 shares of our restricted common stock to J. Sean Diaz, as compensation for serving on our board of directors, valued at $10,000.

On April 22, 2008, we issued 62,500 shares of our restricted common stock to Peter Coquillard, as compensation for serving as the Managing Director of our Publishing division, valued at $25,000.

With respect to the issuance of our securities described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were issued to an accredited investor. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

Item 6.

Selected Financial Data

Smaller reporting companies are not required to provide the information required by this Item.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis compares our results of operations for the twelve months ended April 30, 2008 to the same period in 2007. This discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this annual report for the year ended April 30, 2008. This annual report contains certain forward-looking statements and our future operation results could differ materially from those discussed herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report and other reports we file with the U.S. Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

OVERVIEW

We incorporated on June 10, 2004 as First Source Data, Inc. under the laws of the State of Nevada. As of September 25, 2007, our line of business changed from providing online marketing management and consulting services to providing music publishing, digital music and video, recorded music and production, and talent management services.  We are now in the business of producing, managing, and monetizing music-based intellectual property. Effective October 30, 2007, we changed our name to Uomo Media Inc., which we believe more appropriately reflects our current business focus.

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses, bad debt, investments, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be critical because the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change or because the impact of the estimates and assumptions on financial condition or operating performance is material.

Cash and Cash Equivalents

Cash equivalents usually consist of highly liquid investments, which are readily convertible into cash with maturity of three months or less when purchased.

Revenue Recognition

Due to discontinued operations, we did not recognize revenue during the fiscal year.  Prior to the change in line of business, we derived ancillary revenue by providing online marketing and consumer data management services and internet technology consulting despite our main product “AdMeUp Network” being under development. We recognize revenue when the following four conditions are present:

•

persuasive evidence of an arrangement exists;

•

delivery has occurred or services have been rendered;

•

the seller’s price to the buyer is fixed or determinable; and

•

collection is reasonably assured.

Services revenues are generally recognized at the time of performance. We defer revenue should payments be received in advance of the above services being recorded.

For the new line of business, we plan to earn revenues from four categories of services, comprising of four divisions: Music Publishing, Recorded Music, Digital Distribution and Talent Management.

Foreign Currency Translations

We maintain our accounting records in U.S. dollars, which is the functional, and reporting currency. Foreign currency transactions are translated into the functional currency in the following manner.

At the transaction date, each asset, liability, revenue and expense is translated into the functional currency by the use of the exchange rate in effect at that date.  At the period end, monetary assets and liabilities are translated into the functional currency by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations.

Stock-based compensation

We have adopted SFAS 123 (Revised), “Share Based Payment,” which requires us to measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee or a non-employee is required to provide service in exchange for the award-the requisite service period. We do not recognize compensation cost for equity instruments for which employees do not render the requisite service. We will estimate the grant-date fair value of employee and non-employee share options and similar instruments using option-pricing models adjusted for the unique characteristics of those instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS 159 “FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply the Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of the Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption.  This Statement permits application to eligible items existing at the effective date (or early adoption date).

In December 2007, the FASB issued SFAS 160 “FAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”.  The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R).  This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November

15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

In May 2008, the FASB issued SFAS 163 "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60." SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise's risk-management activities. The Company does not expect SFAS 163 to have a material effect on its consolidated financial statements.

None of these recent pronouncements are applicable to our Company or have a material effect on our results of operations or financial position.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED APRIL 30, 2008 AS COMPARED TO THE TWELVE MONTHS ENDED APRIL 30, 2007

Revenue

For the twelve months ended April 30, 2008, we generated no revenues. For the twelve months ended April 30, 2007, we generated revenue of $65,955 from discontinued operations. Our revenues generated in the past had been from ancillary services and operation of these services has been discontinued.  We have embarked on a new line of business and to date, there have been no revenues generated as of April 30, 2008.  Since our inception on June 10, 2004, we have had revenues from discontinued operations of $618,555.

Expenses

During the twelve months ended April 30, 2008, we incurred total expenses, from both continuing and discontinued operations of $301,933, compared with $166,766 for the same period in 2007. The largest expense in the twelve months ended April 30, 2008, was $110,007 pertaining to fees paid to existing and newly appointed management, compared to $48,100, the largest single expense pertaining to fees paid to management for the twelve months ended April 30, 2007.

Research and development expenses, which pertain to development of the AdMeUp Network and which have been discontinued, was $19,200 for the twelve-month period ended April 30, 2007, capped at $9,600 for the twelve-month period ended April 30, 2008. The AdMeUp Network is no longer in development, however, we intend to use a portion of the code that was developed for our digital video and sound operations.

Discontinued Operations

As of September 25, 2007, our line of business changed from providing online marketing management and consulting services to providing music publishing, digital music, production, and talent management services. We decided to change our business focus because we identified new opportunities in the music publishing, digital music, production, and talent management business that could enable us to achieve greater profits over the course of the next twelve months and in the long term than we would be able to achieve if the existing line of business was continued.

Therefore, as of October 31, 2007, all of our revenues and 70% of our research and development expense, as well as a 70% allocation of our selling and administrative expense, since inception, has been classified as discontinued operations.

Net Income/Loss

During the twelve-month period ended April 30, 2008, we incurred a net loss of $301,933 compared with a net loss of $138,449 for the twelve-month period ended April 30, 2007. Our expenses for the twelve-month period ended April 30, 2008 were higher than the same period during the previous fiscal year primarily due to additional fees paid to newly appointed management to lead the new line of business.  Additionally, higher bookkeeping and accounting expenses were incurred in comparison to the previous period.  Finally, investor relations and advertising expense totaling $37,656 was incurred, compared to $2,180 incurred for the twelve-month period ended April 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We do not yet have an adequate source of reliable, long-term revenue to fund operations. We may not achieve a consistent and reliable revenue stream adequate to support continued operations and development of our new line of business activities.

As of April 30, 2008, we had cash and cash equivalents of $11,087. We had total current assets of $16,607, which includes $3,874 in prepaid expenses and deposits. Our liquidity as of April 30, 2008 should be interpreted in conjunction with a recorded liability of $154,750 loan payable on demand.

Our future capital requirements will depend on a number of factors, including costs associated with development of our new line of business activities, the cost of marketing the new activities, and our ability to generate revenues from the music publishing, digital video and music, recorded music and production, and talent management services. We lacked sufficient cash and cash equivalents on hand to conduct operations at the end of our fiscal year ending April 30, 2009.

In order to generate adequate cash to continue operations, we plan to begin assembling a team of top music professionals to serve in our key management areas in each of our four divisions:  Digital music and video, Music publishing, Recorded music, and Talent management services.  We have already found someone to lead our Publishing division and we are actively searching for other qualified personnel.  We plan to use a portion of the source code developed for the AdMeUp Network for our digital music and video distribution technology portal. In addition, we intend to identify other companies that may be suitable for acquisition. If we acquire or merge with another entertainment company, we may be able to fund the continued development of our new line of business by using the cash held by the acquired or merged company or the cash proceeds of ongoing operations of the resulting company.

Our financial statements have been prepared on a continuing operation basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

SUBSEQUENT EVENTS

In May 2008, we entered into an exclusive sub-publishing agreement with Nettwerk One Music, a part of the Nettwerk Music Group.  Pursuant to the terms of the agreement, Nettwerk has become our exclusive worldwide publishing administration partner.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this Item.

Item 8.

Financial Statements and Supplementary Data

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008 AND 2007, AND THE PERIOD FROM

 JUNE 10, 2004 (INCEPTION) TO APRIL 30, 2008

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

UOMO MEDIA INC.

Page #

Report of Independent Registered Public Accounting Firm. . . . . . . . . . . . . . . . . . . . .

     20

Consolidated Balance Sheets as of April 30, 2008 and 2007. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

     21

Consolidated Statements of Operations for the years ended April 30, 2008 and 2007 and the period from June 10, 2004 (inception) to April 30, 2008. . . . . . . . . . . . . . . . . . . . . . . . . .

     22

Consolidated Statement of Changes in Stockholders Deficiency for the years ended

April 30, 2008 and 2007 and the period from June 10, 2004 (inception) to April 30, 2008. .  . . .     23-24

Consolidated Statement of Cash Flows for the years ended April 30, 2008 and 2007 and the period from June 10, 2004 (inception) to April 30, 2008. . . . . . .  . . . . . . . . . . . . . . . . . . . .

     25

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . .            26-41

Schwartz Levitsky Feldman llp

CHARTERED ACCOUNTANTS

LICENSED PUBLIC ACCOUNTANTS

TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

UOMO Media Inc. (Formerly First Source Data, Inc.)

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of UOMO Media Inc. (Formerly First Source Data, Inc.) (A Development Stage Company, incorporated in the State of Nevada) as of April 30, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years ended April 30, 2008 and 2007 and for the period from June 10, 2004 (date of inception) to April 30, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UOMO Media Inc. (Formerly First Source Data, Inc.) as of April 30, 2008 and April 30, 2007, the results of its operations and its cash flows for the years ended April 30, 2008, April 30, 2007 and for the period from June 10, 2004(date of inception) to April 30, 2008 in accordance with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting. Accordingly, we express no such opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company is in the development stage and recently changed its line of business. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to its current status are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Schwartz Levitsky Feldman”

Toronto, Ontario, Canada

Chartered Accountants

July 24, 2008

Licensed Public Accountants

UOMO MEDIA INC.
(Formerly FIRST SOURCE DATA, INC.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 2008 AND 2007
(Amounts expressed in US Dollars)
	Notes	30-Apr-08	30-Apr-07
ASSETS
Current Assets:
Cash and Cash Equivalents		11,087	88,388
Accounts Receivable (less Allowance for Doubtful Accounts		-	866
$ Nil & $ Nil at April 30, 2008 and 2007, respectively)
Prepaid Expenses and Deposits	7	3,874	13,525
Other Receivable	8	1,646	2,630
		16,607	105,409

Property and Equipment	9	1,787	7,699

TOTAL ASSETS		$18,394	$113,108

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accruals	10	144,167	65,767
Notes Payable	11	154,750	50,000
		298,917	115,767

COMMITMENTS AND CONTINGENCIES (NOTE 12 & 19)
GOING GONCERN (NOTE 2)
RELATED PARTY TRANSACTIONS (NOTE 5)

Stockholders' Deficiency:
Capital Stock
Authorized:	15
Common stock (400,000,000 @ par value of $ 0.001)
Issued:
Common stock	15	85,088	168,297
Paid in Capital		284,896	162,078
Unamortized stock-based compensation for stockholders	17	(41,660)	(26,120)
Deficit accumulated during development stage		(608,847)	(306,914)
		(280,523)	(2,659)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY		$18,394	$113,108

The accompanying notes form an integral part of these consolidated financial statements.

UOMO MEDIA INC.
(Formerly FIRST SOURCE DATA, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2008 AN 2007, AND THE
PERIOD FROM JUNE 10, 2004 (INCEPTION) TO APRIL 30, 2008
(Amounts expressed in US Dollars)		Cumulative 10-Jun-04 (inception) 30-Apr-08	For the Year ended 30-Apr-08	For the Year ended 30-Apr-07

	Notes
Expenses:
Selling and administrative		368,642	234,931	41,830
Amortization	9	22,958	5,912	8,132
Research and development	6	10,560	-	-
		402,160	240,843	49,962

Loss from continuing operations		(402,160)	(240,843)	(49,962)
Loss from discontinued operations, net	6	(206,687)	(61,090)	(88,487)
Net Loss for the Period		(608,847)	(301,933)	(138,449)

Net Loss per share from continuing operations
Basic			-	-
Diluted			-	-
Net Loss per share from discontinued operations
Basic			-	-
Diluted			-	-
Net Loss per share for the period
Basic			-	-
Diluted			-	-
Weighted average number of shares outstanding
Basic			* 126,992,569	*168,296,672
Diluted			* 126,992,569	*168,296,672

* Reflects the 4:1 stock splits effective September 27, 2006 and June 5, 2007 on a retroactive basis.

The accompanying notes form an integral part of these consolidated financial statements.

UOMO MEDIA INC.
(Formerly FIRST SOURCE DATA, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED APRIL 30, 2008 AND 2007, AND THE PERIOD FROM JUNE 10, 2004 (INCEPTION) TO APRIL 30, 2008
(Amounts expressed in US Dollars)
(Page 1 of 2)
	Common Stock*	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Unamortized Stock-based Compen-sation	Total Stockholders’ Equity(Deficiency)
Balance as of June 10, 2004	-	-	-	-	-	-
Stock issued on June 10, 2004 for cash @ 0.00019 a share	144,266,672	144,267	(117,217)			27,050
Stock issued in November 2004 for cash @ 0.01250 a share	1,120,000	1,120	12,880			14,000
Stock issued in November 2004 for cash @ 0.01250 a share	1,600,000	1,600	18,400			20,000
(valued at 0.01250 a share - see note 17)
Stock issued in December 2004 for cash @ 0.01250 a share	904,400	904	10,401			11,305
Stock issued in December 2004 for cash @ 0.00625 a share	240,000	240	1,260			1,500
Stock issued in December 2004 for cash @ 0.00625 a share	240,000	240	2,760			3,000
(valued at 0.01250 a share - see note 16)
Stock issued in January 2005 for cash @ 0.01250 a share	14,240,000	14,240	163,760			178,000
(valued at 0.0125 a share - see note 5 and 17)
Stock issued in January 2005 for cash @ 0.00625 a share	264,000	264	1,386			1,650
Stock issued in January 2005 for cash @ 0.01250 a share	5,061,600	5,062	58,208			63,270
Stock issued in February 2005 for cash @ 0.00625 a share	160,000	160	840			1,000
Unamortized stock-based compensation for stockholders					(69,120)	(69,120)
Net loss, from June 10, 2004 to April 30, 2005				(164,300)		(164,300)
Balance as of April 30, 2005	168,096,672	168,097	152,678	(164,300)	(69,120)	87,355

UOMO MEDIA INC.
(Formerly FIRST SOURCE DATA, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED APRIL 30, 2008 AND 2007, AND THE PERIOD FROM JUNE 10, 2004 (INCEPTION) TO APRIL 30, 2008
(Amounts expressed in US Dollars)
(Page 2 of 2)	Common Stock*	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Unamortized Stock-based Compen-sation	Total Stockholders’ Equity(Deficiency)
Stock issued on May 10, 2005 for cash @ 0.01250 a share	200,000	200	2,300			2,500
Amortization of stock-based compensation for stockholders					23,800	23,800
Rent - Free use of existing premises for 5 months			3,500			3,500
(From December 2005 to April 2006)
Net loss for the year				(4,165)		(4,165)
Balance as of April 30, 2006	168,296,672	168,297	158,478	(168,465)	(45,320)	112,990

Amortization of stock-based compensation for stockholders					19,200	19,200
Rent - Free use of existing premises for 6 months			3,600			3,600
(From November 2006 to April 2007)
Net loss for the year				(138,449)		(138,449)
Balance as of April 30, 2007	168,296,672	168,297	162,078	(306,914)	(26,120)	(2,659)

Stock returned to treasury and cancelled on Nov 1, 2007 (Note 15)	(83,296,672)	(83,297)	83,297			-
Issuance of Restricted Stock Units	87,500	88	34,912		(35,000)	-
Amortization of stock-based compensation for stockholders					19,460	19,460
Net loss for the year				(301,933)		(301,933)
Imputed interest on stockholder’s loan			4,609			4,609
Balance as of April 30, 2008	85,087,500	85,088	284,896	(608,847)	(41,660)	(280,523)

* The number in Common Stock reflects the 4:1 stock splits effective September 27, 2006 and June 6, 2007 on a retroactive basis.

The accompanying notes form an integral part of these consolidated financial statements.

UOMO MEDIA INC.
(Formerly FIRST SOURCE DATA, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED APRIL 30, 2008
AND 2007, AND THE PERIOD FROM JUNE 10, 2005 (SINCE INCEPTION) TO APRIL 30, 2008
(Amounts expressed in US Dollars)
	Cumulative 10-Jun-04 (inception) Through 30-Apr-08	For the Year Ended 30-Apr-08	For the Year Ended 30-Apr-07
Cash Flows from Operating Activities
Net Loss	$(608,847)	$(301,933)	$(138,449)
Adjustments made to reconcile net loss to net
cash from
Operating activities
Amortization	22,958	5,912	8,132
Amortization of Stock-Based Compensation	62,460	19,460	19,200
Imputed interest on Note Payable	4,609	4,609	-
Fair value of rent for free use of existing	7,100	-	3,600
premises
Shares issued for services rendered
For CEO	23,640	-	-
For former CEO	80,770	-	-
For rent and utilities	5,400	-	-
For professional services	1,500	-	-
For web hosting services	6,400	-	-
Changes in operating assets and liabilities
Decrease/(increase) in other receivable	(1,646)	98	1,188
Decrease/(increase) in prepaid expenses and	(3,874)	9,651	35,338
deposits
Decrease/(increase) in accounts receivable	-	866	(866)
Increase in revenue received in advance	-	-	(46,900)
Increase in accounts payable and accruals	144,167	78,400	25,116
Cash flows used in operating activities	(255,363)	(182,051)	(93,641)
Cash Flows from Investing Activities
Purchase of property and equipment	(24,745)	-	(3,673)
Cash flows used in investing activities	(24,745)	-	(3,673)
Cash Flows from Financing Activities
Note Payable	154,750	104,750	50,000
Cash received on subscribed common stock	136,445	-	-
Cash flows provided by financing activities	291,195	104,750	50,000
Increase/(decrease) in cash and cash equivalents	11,087	(77,301)	(47,314)
Cash and cash equivalents, beginning of period	-	88,388	135,702
Cash and cash equivalents, end of period	$11,087	11,087	$88,388
Non-Cash Transaction:
Common Stock issued for services		35,000

The accompanying notes form an integral part of these consolidated financial statements.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year ended April 30, 2008

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

“First Source Data, Inc.” no longer describes the business activities that the Company is now engaged in. Therefore, effective October 30, 2007, the Company changed its name to "UOMO Media Inc." Further, the Company formed new wholly-owned subsidiaries in Canada as follows:  UOMO Productions Inc., The NE Inc. (which is a wholly-owned subsidiary of UOMO Productions Inc.), UOMO Music Publishing Inc., and UOMO Songs Ltd. (which is a wholly-owned subsidiary of UOMO Music Publishing Inc.).

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries.

The Company’s initial operations include: capital formation, organization, website construction, target market identification, research costs, promotional materials costs, and marketing planning.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for consolidated financial information and with the instructions for Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

NOTE 2.   GOING CONCERN

The accompanying consolidated financial statements are presented on a going concern basis. The Company has recently decided to change its line of business.  The Company is in a development stage and is currently developing digital music and video Web 2.0 software with commercial usage expected in the future.

Management does not believe that the Company’s current cash of $11,087 is sufficient to cover the expenses that the Company will incur during the next twelve months. The Company’s revenues generated in the past have been from ancillary services and operation of these services has been discontinued.  The Company has embarked on a new line of business and to date, there have been no revenues generated.  There is no guarantee that the Company can generate sufficient cash to fund the development of the Company’s new line of business activities.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year ended April 30, 2008

(Amounts expressed in US dollars)

NOTE 2.   GOING CONCERN (cont’d)

Management plans to raise additional funds that the Company requires through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offering.

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Basis of Accounting and Principles of Consolidation

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected an April 30 year-end. The consolidated financial statements include the accounts of UOMO Media Inc., together with its wholly-owned subsidiaries  All significant inter-company balances and transactions have been eliminated in consolidation.

b.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from those estimates. Estimates have been used for ascertaining the expected life of assets, for the accrual of expenses and valuation allowance for deferred tax assets.

c.

Cash and Cash Equivalents

Cash equivalents usually consist of highly liquid investments, which are readily convertible into cash with maturity of three months or less when purchased.  As of April 30, 2008, cash equivalents consist mainly of $11,087 (2007 - $88,388) as bank balance.

d.

Property and Equipment

For financial statement purposes, property and equipment are stated at cost less accumulated amortization.

Amortization is provided using the straight-line method over the assets’ estimated useful lives (three years for computer hardware and two years for computer software). The Company does not depreciate its assets in the month of purchase and full depreciation is provided in the month of sale.

e.

Revenue Recognition

Due to discontinued operations, the Company did not recognize revenue during the fiscal year.  Prior to the change in line of business, the Company derived ancillary revenue by providing online marketing and consumer data management services and Internet technology consulting despite its main product “AdMeUp Network” being under development. The Company recognizes revenue when the following four conditions are present:

•

persuasive evidence of an arrangement exists;

•

delivery has occurred or services have been rendered;

•

the seller’s price to the buyer is fixed or determinable; and

•

collection is reasonably assured.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year ended April 30, 2008

(Amounts expressed in US dollars)

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Services revenues are generally recognized at the time of performance. The Company defers revenue should payments be received in advance of the above services being recorded.

For the new line of business, the Company wishes to earn revenues from four categories of services, comprising of four divisions. These divisions are described below. The Company anticipates that, in the future, it would be able to negotiate similar contract terms prior to performing services under any of the categories below.

i)

Music Publishing:

UOMO Music Publishing is tasked with creating a catalogue of assets in the form of copyrights.  Services include:

a)

Fund advances: providing advances to individual composers

b)

Administration:  registration, tracking, and collection of royalties of copyrights

c)

Creative:  creating copyrights by writing songs

d)

Licensing:  finding opportunities to monetize copyrights by placing songs on recording artists, film, television, video games, commercials

ii)

Recorded Music:

The Company earns revenue from the ownership of master recordings.  UOMO Recorded Music has three core functions:

a)

Catalogue acquisition

b)

Talent acquisition for production activities

c)

Distribution arrangements for projects

UOMO Recorded Music is the record label division of UOMO.

iii)

Digital Distribution:

The Company has been developing digital music and video Web 2.0 software.

iv)

Talent Management:

The Company earns a percentage of gross revenues for all projects it manages.

f.

Advertising and Promotion

The Company expenses advertising and promotion costs as incurred. Total advertising and promotion costs charged to expenses for the period ended April 30, 2008 were $37,656.  Total advertising and promotion costs for the period ended April 30, 2007 were $2,180.

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

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year ended April 30, 2008

(Amounts expressed in US dollars)

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

h.

Long-Lived Assets Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition.  The excess of the asset’s carrying value over its fair value calculates the amount of the impairment loss to be recorded.  Fair value is generally determined using a discounted cash flow analysis.

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

Basic net loss per share amount is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

j.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company discloses this information in its Statement of Stockholders' Equity.

k.

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year ended April 30, 2008

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

m.

Stock-based compensation

The Company has adopted SFAS 123 (Revised), “Share Based Payment,” which requires the Company to measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee or a non-employee is required to provide service in exchange for the award-the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee and non-employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments.

n.

Recent Pronouncements

In February 2007, the FASB issued SFAS 159 “FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply the Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of the Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption.  This Statement permits application to eligible items existing at the effective date (or early adoption date).

In December 2007, the FASB issued SFAS 160 “FAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”.  The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R).  This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year ended April 30, 2008

(Amounts expressed in US dollars)

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”  The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

In May 2008, the FASB issued SFAS 163 "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise's risk-management activities. The Company does not expect SFAS 163 to have a material effect on its consolidated financial statements.

None of these recent pronouncements are applicable for the Company or have a material effect on the Company’s results of operations or financial position.

NOTE 4.   WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

However, the Company is in the process of finalizing a stock option plan.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year ended April 30, 2008

(Amounts expressed in US dollars)

NOTE 5.   RELATED PARTY TRANSACTIONS

On June 10, 2004, the Company issued 144,266,672 shares of its common stock to the former President of the Company in return for cash. On November 1, 2007, the Board of Directors resolved to cancel and return to treasury 83,296,672 of these common shares to minimize the dilution of the Company in the event that the Company issued additional shares for financing and acquisition purposes.  No compensation was paid for this exchange.

During the fiscal period ended April 30, 2005, the Company advanced $25,000 to a consultant where the President of the Company was also a Director of the consultant. This loan was settled in full as of April 30, 2006.  No amount was due from the consultant as of April 30, 2008.

On November 25, 2004, the Company issued 1,600,000 shares of its common stock to a stockholder of the Company, partly in return for the services and partly for cash (See note 17 for details).

On December 3, 2004, the Company issued 240,000 shares of its common stock to a stockholder of the Company, partly in return for his services and partly for cash. The stock-based portion of this issue has been valued at $1,500, which is the fair value of the services rendered.

On January 10, 2005, the Company issued 6,560,000 shares of its common stock to the former CEO of the Company, partly in return for his services and partly for cash. The stock-based portion of this issue has been valued at $82,000, which is the fair value of the shares.  The difference between the fair value of the shares issued and the services rendered has been received in cash.

On January 25, 2005, the Company issued 1,920,000 shares of its common stock to the former CEO of the Company partly in return for his services and partly for cash. The stock-based portion of this issue has been valued at $24,000, which is the fair value of the shares.  The difference between the fair value of the shares issued and the services rendered has been received in cash.  An additional $27,000 (April 30, 2007 - $36,000) has been paid by cash to him for the services rendered by him during the year ended April 30, 2008.

On January 26, 2005, the Company issued 5,760,000 shares of its common stock to a stockholder of the Company, partly in return for the web hosting services provided by her and partly for cash. The stock-based portion of this issue has been valued at $72,000, which is the fair value of shares.  The difference between the fair value of the shares issued and the services rendered has been received in cash.  This fair value of the services is being amortized and has been amortized over the term of the contract as follows:

First 36 months

- $1,600 a month

Next 8 months

- $1,665 a month

The term of the agreement is 44 months effective from January 1, 2005. The unamortized portion of this is $6,660 as of April 30, 2008 (April 30, 2007 - $26,120) and has been deducted from stockholders’ equity (See note 17 for more details).

On January 1, 2006, the Company entered into an agreement with a stockholder of the Company, for a period of 12 months for the programming services to be provided on the “AdMeUp Network” which has now been discontinued. The fees for this would be as follows:

a) $19,200 in cash; or

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year ended April 30, 2008

(Amounts expressed in US dollars)

NOTE 5.   RELATED PARTY TRANSACTIONS (cont’d)

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

The choice of the form in which payment of the fees shall be made shall be solely that of the Company. On January 1, 2007, the Company renewed this agreement with the same terms for an additional period of 12 months to continue providing programming services on the “AdMeUp Network”.  While the “AdMeUp Network” has been discontinued, programming services will be utilized until the end of this contract to develop the Company’s new digital music and video Web 2.0 software.

During the year ended April 30, 2008, $40,500 (April 30, 2007 - $3,000) has been paid by cash to the Chief Financial Officer of the Company for professional services rendered.  Prior to the appointment, on May 10, 2005, the Company issued 12,500 shares of its common stock to the Chief Financial Officer in return for cash.

On April 30, 2007, a stockholder of the Company gave an unsecured loan of $50,000 to the Company payable on demand and with no interest.  Interest has been imputed and included in Stockholders’ Equity.

On April 30, 2007, the Company entered into a contract to pay one of its directors $10,000 to carry out services as the Company’s director for a term of one year or until removed as a director.  $5,000 in cash was paid in May 2007 and the remaining $5,000 in cash was paid in November 2007.

On November 28, 2007, the Company entered into a contract to pay one of its directors 25,000 common shares of its common stock to carry out services as the Company’s director for a term of one year or until removed as a director. On April 22, 2008, the Company issued 25,000 shares of its common stock to the director.

On December 11, 2007, the Company entered into a contract with a newly appointed Managing Director to carry out services for a term of one year for cash and stock compensation. On April 22, 2008, the Company issued 62,500 shares of its common stock to the manager.  During the year ended April 30, 2008, $20,833 has been paid in cash for professional services rendered.

During the year ended April 30, 2008, $54,000 (April 30, 2007 - $Nil) has been paid in cash to the newly appointed CEO of the Company for professional services rendered.

As of April 30, 2008, a director of the Company gave unsecured loans totaling $83,750 to the Company payable on demand and with no interest.

The above transactions have been measured and recorded at the fair values.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year ended April 30, 2008

(Amounts expressed in US dollars)

NOTE 6.   DISCONTINUED OPERATIONS

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

	Cumulative 10-Jun-04 (inception) through 30-Apr-08	For the Year Ended April 30, 2008	For the Year Ended April 30, 2007
Revenue	618,555	-	65,955
Cost of goods sold	437,403	539	37,638
Gross margin	181,152	(539)	28,317

Expenses:
R&D - AdMeUp Network	24,895	9,600	19,200
Selling and Administrative allocation	362,944	50,951	97,604
	387,839	60,551	116,804
NET LOSS FROM DISCONTINUED OPERATIONS	(206,687)	(61,090)	(88,487)

NOTE 7.  PREPAID EXPENSES AND DEPOSITS

	April 2008	April 2007
Prepaid Expenses	-	10,000
Deposits
Retainer held by securities counsel	2,726	2,839
Retainer held by entertainment counsel	675	-
Regus – Deposit (2 months rent)	473	686
	3,874	13,525

NOTE 8.  OTHER RECEIVABLE

	April 2008	April 2007
GST Receivable	1,646	2,630
	1,646	2,630

The above balance represents GST (Goods and Services Tax) paid for the expenses and purchases in excess of what has been charged to the customers. It is a receivable from CRA (Canada Revenue Agency).

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year ended April 30, 2008

(Amounts expressed in US dollars)

NOTE 9.   PROPERTY AND EQUIPMENT

April 30, 2008	Cost	Accumulated Amortization	Net book value
Computer hardware	17,736	15,949	1,787

April 30, 2007	Cost	Accumulated Amortization	Net book value
Computer hardware	17,736	10,037	7,699

NOTE 10.   ACCOUNTS PAYABLE AND ACCRUALS

	2008	2007
Expenses Reimbursement	1,946	3,576
Accounting Charges	46,693	3,000
Management Fees	8,617	4,000
Audit Fees Payable	18,000	18,000
R & D Expenses Payable	35,200	25,600
Rent Payable	4,522	4,522
Directors’ Fees	-	5,000
Investor Relations	15,000	-
Legal	760	-
Credit Cards	11,670	1,969
Others	1,759	100
	144,167	65,767

NOTE 11.   NOTES PAYABLE

Notes payable include:

April 30	2008	2007
Next Level	21,000	-
Director	83,750	-
Shareholder	50,000	50,000
	154,750	50,000

On April 1, 2008, the Company issued a Notes Payable to Next Level Ltd., in consideration of a draw down unsecured loan up to an aggregate of $200,000 over a term of one year. Any unpaid amount of the drawn down balance borrowed is payable, on demand by Next Level. Interest payable on the principal amount is to be accrued at a floating rate equal to the prime interest rate plus 2%. The Company is permitted to make partial payments against the principal amount and interest at any time without penalty.  On March 26, 2008, the Company borrowed $21,000 against the total $200,000 available to be drawn down.  As of April 30, 2008, a balance of $179,000 net was available.  The total interest payable on the above notes of $4,755 forms part of the selling and administrative expense in the Income statement.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year ended April 30, 2008

(Amounts expressed in US dollars)

NOTE 11.   NOTES PAYABLE (cont’d)

On April 30, 2007, a stockholder of the Company gave an unsecured loan of $50,000 having a fair value of $46,838 calculated using the discounted rate of Prime rate plus 2%, to the Company payable on demand and with no interest. As of April 30, 2008, a director of the Company gave unsecured loans totaling $83,750 having a fair value of $78,454 calculated using the discounted rate of Prime rate plus 2%, to the Company payable on demand and with no interest.

NOTE 12.  OPERATING LEASE COMMITMENTS

On August 2004, the Company entered into a sub-lease agreement with Foreground Image Inc., a stockholder of the Company, for office space. The lease is for a period of 16 months with the option to renew for an additional one-year period. The lease payments are as follows:

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

On May 1, 2006, the Company entered into a sub-lease agreement with Foreground Image Inc. to have the premises rented for $600 per month for an additional 6 months to October 31, 2006.

On November 1, 2006, the Company renewed the sub-lease with Foreground Image Inc. to continue renting the premises from November 1, 2006 through April 30, 2007. However, no fees were payable to Foreground Image Inc. under this agreement.

The amounts of free rent were accounted for as additions to Paid-in Capital in Stockholders’ Equity and charged against income.

On April 5, 2007, the Company entered into a lease agreement with Regus Business Centres. The lease is for a period of 12 months beginning May 1, 2007 with the option to renew. The lease payment is approximately $236 per month.  This lease was automatically renewed on May 1, 2008 on the same terms.

NOTE 13.  INCOME TAXES

	2008	2007
Gross deferred tax assets	176,540	89,731
Valuation allowance	(176,540)	(89,731)
Net deferred tax assets	-	-

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year ended April 30, 2008

(Amounts expressed in US dollars)

NOTE 13.  INCOME TAXES (cont’d)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a 100% valuation allowance.

NOTE 14.  SCHEDULE OF NET OPERATING LOSSES

Year of Loss	Amount of Loss	Year of Expiry

2004-2005	132,251	2014-2015
2006-2007	107,517	2026-2027
2007-2008	271,952	2027-2028

Balance as of April 30, 2008	$511,720

As of April 30, 2008, the Company had Federal net operating loss carry forwards of approximately $511,720 available to reduce future Federal taxable income. The net operating loss carry forwards, if not utilized, will begin to expire in 2024 in United States and in from 2014 to 2028 in Canada.

The operating losses are subject to audit by the respective tax authorities in Canada and the United States.

NOTE 15.   STOCKHOLDERS' DEFICIENCY

The stockholders' deficiency section of the financial statements contains the following classes of capital stock as of April 30, 2008:

Common stock, $0.001 par value; 400,000,000* shares authorized and 85,087,500* shares issued and outstanding.

On November 1, 2007, the Board of Directors resolved to return to treasury and cancel 83,296,672 of common stock to minimize the dilution of the Company in the event that the Company issued additional shares for financing and acquisition purposes.  No compensation was paid for this exchange.

Since there was no change in par value of common stock, common stock amount and additional paid in capital were adjusted accordingly.

The stockholders' deficiency section of the financial statements contains the following classes of capital stock as of April 30, 2007:

Common stock, $0.001 par value; 400,000,000* shares authorized and 168,296,672* shares issued and outstanding.

* After giving retroactive effect of 4:1 stock splits effective September 27, 2006 and June 6, 2007.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year ended April 30, 2008

(Amounts expressed in US dollars)

NOTE 16.   STOCK TRANSACTIONS

These transactions have been accounted for based on the fair value of the consideration received.

On June 10, 2004, the Company issued 144,266,672 shares of its common stock to the President of the Company in return for cash. On November 1, 2007, the Board of Directors resolved to cancel and return to treasury 83,296,672 of these common shares to minimize the dilution of the Company in the event that the Company issued additional shares for financing and acquisition purposes.  No compensation was paid for this exchange.

In November 2004, the Company issued 1,120, 000 shares at $0.01250 a share in return for cash. In addition to that, on November 25, 2004, the Company issued 1,600,000 shares of its common stock at $0.00625 a share to a stockholder of the Company, Foreground Image Inc., partly in return for the services and partly for cash (See note 17 for details).

In December 2004, the Company issued 240,000 shares at $0.00625 a share and 904,400 shares at $0.01250 a share in return for cash. In addition to that, on December 3, 2004, the Company issued 240,000 shares of its common stock at $0.00625 a share to a stockholder of the Company, partly in return for his services and partly for cash.

On April 22, 2008, the Company issued 25,000 shares of its common stock to a director in return for services.  The market value of shares on the day of issuance was $0.40 a share.

On April 22, 2008, the Company issued 62,500 shares of its common stock to a manager of the Company in return for services.  The value of the shares was calculated on a 10-day closing trading average valued at $0.40 a share, which was also the market value of the share on the day of issuance.

NOTE 17.   UNAMORTIZED STOCK-BASED COMPENSATION FOR STOCKHOLDERS

On January 26, 2005, the Company issued 5,760,000 shares of its common stock to a stockholder of the Company, partly in return for her services in providing web hosting and partly for cash. The stock-based compensation portion of this issue has been valued at $70,920 as the difference between the issue price ($0.00019 per share) and the grant-date fair value ($0.01250 per share) and is being amortized over the term of the contract as follows:

First 36 months

- $1,600 a month

Next 8 months

- $1,665 a month

The term of the agreement is 44 months effective from January 1, 2005. The unamortized portion of this is $6,660 as of April 30, 2008 (April 30, 2007 - $26,120) and has been deducted from stockholders’ equity.

On November 25, 2004, the Company issued 1,600, 000 shares of its common stock to a stockholder of the Company, Foreground Image Inc., partly in return for the services and partly for cash. The stock based compensation portion of this issue has been valued at $10,000 as the difference between the issue price ($0.000625 per share) and the grant-date fair value ($0.01250 per share) and has been amortized over the term of the contract between the Company and Foreground Image Inc. as follows:

First 12 months

- $600 a month

Next 4 months

- $700 a month

The term of the agreement is 16 months effective from August 1, 2004. The unamortized portion of this is $Nil as of April 30, 2008 and has been deducted from stockholders’ equity.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year ended April 30, 2008

(Amounts expressed in US dollars)

NOTE 17.   UNAMORTIZED STOCK-BASED COMPENSATION FOR STOCKHOLDERS (cont’d)

On April 22, 2008, the Company issued 25,000 shares of its common stock to a director of the Company in return for services.  The stock-based compensation issued has been valued at $10,000 ($0.40 per share) which was the fair value of the stock on the day of issuance.  The stock must be held for a minimum of six months from date of issuance.  To date, the total amount of this compensation remains unamortized.

On April 22, 2008, the Company issued 62,500 shares of its common stock to a manager of the Company in return for services.  The stock-based compensation issued has been valued at $25,000 ($0.40 per share) which was the fair value of the stock on the day of issuance.  The stock must be held for a minimum of six months from date of issuance.  To date, the total amount of this compensation remains unamortized.

The total unamortized portion of stock-based compensation for stockholders is $41,660 as of April 30, 2008 (April 30, 2007 - $26,120) and has been deducted from stockholders’ equity.

NOTE 18.   WEB HOSTING SERVICE AND PROGRAMMING SERVICE AGREEMENTS

The Company entered into a web hosting service agreement with a stockholder of the Company to install and service the Company’s servers.

In return for these services, on January 26, 2005, the Company issued 5,760,000 shares of its common stock to the stockholder for cash at $0.00019 per share where the issue-date share price has been determined as $0.01250 a share. The stock-based compensation portion of this issue has been valued at $70,920 as the difference between the issue price ($0.00019 per share) and the grant-date fair value ($0.0125 per share) and has been amortized over the term of the contract as follows:

First 36 months

- $1,600 a month

Next 8 months

- $1,665 a month

The term of the agreement is 44 months effective from January 1, 2005.

Further, on January 1, 2006, the Company entered into an agreement with a stockholder of the Company, for a period of 12 months for the programming services to be provided on the “AdMeUp Network” which is now discontinued. The fees for this would be as follows:

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

The choice of the form in which payment of the fees shall be made shall be solely that of the Company. On January 1, 2007, the Company renewed this agreement with the same terms for an additional period of 12 months to continue providing programming services on the “AdMeUp Network”. While the “AdMeUp Network” has been

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year ended April 30, 2008

(Amounts expressed in US dollars)

NOTE 18.   WEB HOSTING SERVICE AND PROGRAMMING SERVICE AGREEMENTS (cont’d)

discontinued, programming services will be utilized until the end of this contract to develop the Company’s new digital music and video Web 2.0 software.

The stockholder is to provide programming services to develop Web 2.0 software for the Company’s new Digital music and video portal.  Approximately 30% of the programming work that was done for the “AdMeUp Network” was transferred towards building the Digital music and video Web 2.0 software.  This is currently on hold.

NOTE 19.   COMMITMENTS

On January 1, 2007, the Company renewed an agreement with a stockholder of the Company, for a period of 12 months for the programming services to be provided on the “AdMeUp Network” which has been discontinued. The fees for this would be as follows.

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

On April 5, 2007, the Company entered into a lease agreement with Regus Business Centres. The lease is for a period of 12 months beginning May 1, 2007 with the option to renew. The lease payment is approximately $236 per month.  The lease has been automatically renewed on the same terms beginning May 1, 2008.

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

On December 11, 2007, the Company entered into an Independent Contractor Agreement with the newly appointed Managing Director of the UOMO Publishing division, under which the Managing Director would be compensated $4,167 per month to continue performing services for a period of twelve months to December 10, 2008.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Year ended April 30, 2008

(Amounts expressed in US dollars)

NOTE 19.   COMMITMENTS (cont’d)

On January 31, 2008, the Company entered into an Independent Contractor Agreement with the Chief Financial Officer, under which the Chief Financial Officer would be compensated $7,500 per month to continue performing services as the Company’s Chief Financial Officer from February 1, 2008 through June 30, 2008.

NOTE 20.   SUBSEQUENT EVENTS

On May 30, 2008, the Company borrowed $15,000 from the drawdown loan available from Next Level Ltd.

On June 27, 2008, the Company borrowed $10,000 from a stockholder of the Company.  This was repaid on July 14, 2008.

On July 7, 2008, the Company borrowed $40,000 from the drawdown loan available from Next Level Ltd.

NOTE 21.   GEOGRAPHIC INFORMATION

All the Company's operations and assets are located in Canada.

NOTE 22.   COMPARATIVE FIGURES

The comparative figures have been re-classified to conform to the current period’s presentation.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in our independent auditors, Schwartz Levitsky Feldman LLP. There have been no disagreements with Schwartz Levitsky Feldman LLP in regards to accounting and financial disclosure.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures cannot be relied upon to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed,  summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of April 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of April 30, 2008.

Our review also indicated the existence of certain high level procedures that might or might not serve to provide compensating control over these weaknesses. These procedures consisted of analytical review of key operating results by our senior management, including preparation and review of monthly operating results, comparison of such results to budgets and to historical amounts. In addition, the board of directors received monthly updates on operations, and on a quarterly basis, reviews, investigates and discusses apparent inconsistencies and concerns with senior operating management.

Our review also revealed that although a number of controls appeared to exist, and were observed to have been in operation, documentary evidence that such controls were operating throughout the period was found to be lacking. Such evidence as signatures indicating that a certain procedure had been carried out and affixing responsibility were lacking in the internal control system.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended April 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

OUR DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name, age, positions, and offices or employments for the past five years as of April 30, 2008, of our directors and executive officers.

Name	Age	Position	Director Since

Camara Alford	36	Director, Chairman, Chief Executive Officer	November 2007
Jueane Thiessen	34	Director, Chief Financial Officer, Secretary	October 2006
J. Sean Diaz Javed Mawji	39 35	Director Director*	November 2007 September 2004
Doug McClelland	54	Director**	June 2004
Stefan Wille	68	Director***	April 2007

    * Mr. Mawji resigned from our board of directors, effective April 30, 2008.

  ** Mr. McClelland resigned from our board of directors, effective November 1, 2007.

*** Mr. Wille resigned from our board of directors, effective April 30, 2008 upon completion of his term.

BIOGRAPHIES OF OUR DIRECTORS AND EXECUTIVE OFFICERS

Camara Alford was appointed as our Chairman and Chief Executive Officer and to our board of directors in November 2007. During the five years prior to joining our Company, Mr. Alford was the owner, Chief Executive Officer and President of a privately-held music management company. From 1999 through 2006, Mr. Alford’s management firm engaged in a joint venture with Sony BMG, a global record company, that produced gold and platinum albums. His firm represented award-winning artists and producers that delivered singles for prominent music talent, including Britney Spears, Rihanna, Canadian Idol, Robyn, and Shawn Desman. Mr. Alford wound down the operations of his music management business in October 2007 and he is now devoting his full working time to our Company. His previous experience includes working from 1996 to 1999 as an international freelance music management consultant. From 1995 to 1996, Mr. Alford worked as A&R Director for a joint venture between

RCA Records and Joel Katz, a prominent entertainment attorney. From 1992 to 1994, he worked closely with Dallas Austin as Label Manager for Rowdy Records. Mr. Alford attended Morehouse College in Atlanta, Georgia from 1990 to 1992.

Jueane Thiessen was appointed as our Chief Financial Officer and to our board of directors in October 2006. Ms. Thiessen was appointed as our Secretary in November 2007.  Ms. Thiessen has over thirteen years of experience performing accounting and financial management services for accounting, property management, and marketing firms. Her recent experience includes serving as the Treasurer of Algorithmics Inc., a Toronto-based enterprise risk management firm, from November 2000 through May 2002. From May 2002 through January 2003, Ms. Thiessen was Assistant Controller to Mosaic Group Inc., a marketing consulting firm located in Toronto, Canada.  From January 2003 until November 2006, she was Director of Finance of FUSE Marketing Group, a Toronto-based marketing consulting agency, and from November 2006 until April 2007 she served as Chief Financial Officer of the N5R Group of companies, a real estate marketing agency with operations in Canada and the United States.  From November 2004 until May 2007, Ms. Thiessen also served as a director of Foreground Image Inc., a privately held graphic design and media production company based in Toronto. Since June 2004, Ms. Thiessen has served as Treasurer of Portlogic Systems Inc., a Toronto -based development-stage company that develops and licenses online interactive community portal software systems. Ms. Thiessen has been a director of Portlogic Systems Inc. since January 2005 and has served as Principal Executive Officer since November 2007.  Ms. Thiessen is a Certified General Accountant of Ontario.

J. Sean Diaz was appointed to our board of directors in November 2007. Prior to joining our Company, Mr. Diaz earned his Juris Doctorate degree in 2001 from the Columbia Law School in New York, where he was named a Harlan Fiske Stone Scholar, and his Bachelor of Arts in Sociology and Communications in 1997 from the University of Pennsylvania in Philadelphia. Mr. Diaz worked as an Associate at the international law firm of Dechert, LLP, from April 2004 until January 2008, practicing in the area of Structured Finance, and has counseled and represented top Wall Street investment banks in over 50 billion dollars of both public and private issuances. Prior to that, Mr. Diaz was VP of Operations at West End Records from February 2002 to September 2003. In October 2003, Mr. Diaz co-founded DTD Holdings, dba DancetracksDigital.com where he worked as VP of Business Development until March 2004.

Javed Mawji was appointed to our board of directors in September 2004 and resigned on April 30, 2008. He previously served as our Chief Executive Officer and Secretary from July 2004 until November 2007 and as our President from July 2005 until November 2007. Mr. Mawji has worked for a range of governmental organizations and technology-oriented companies during his career. Mr. Mawji joined the Lord Chancellor’s Department of the British Government in June 2001 as a Business and IT Analyst for a major tribunal modernization project. In August 2002, he left the Lord Chancellor’s Department to relocate to Canada and take up a position as Marketing Manager of LEA International Ltd., a consulting engineering company, specializing in infrastructure for developing countries, in particular India. In June 2004, Mr. Mawji established and became Director and President of Liquid Vintages Ltd., a privately-held wine agency specializing in promoting Chilean wines for the Ontario market, which Mr. Mawji continues to operate in his spare time. Mr. Mawji also currently performs management work for Portlogic Systems, Inc., a privately held development-stage online portal software licensing company based in Toronto, Canada, where he was appointed as President, Secretary, and a Director in February 2007. Mr. Mawji holds a Bachelor of Arts from University College in London and a Masters of Business Administration from Edinburgh University where he specialized in Management of Technology, Marketing and Starting Businesses.

Douglas McClelland was appointed to our board of directors in June 2004 and as our President and Vice-President, Finance in June 2004. He resigned from both offices in July 2005, finally, resigning from the board of directors on November 1, 2007. Prior to joining our Company, Mr. McClelland worked as a Project Director for World Gaming PLC between August 1998 and September 2001, where he conceived strategies, and planned and executed the business development and marketing initiatives for various online publications. From February 2002 through October 2003, Mr. McClelland worked as a Marketing Manager with the online travel portal Luxury Retreats Inc., specializing in niche marketing and negotiating with travel wholesalers throughout South America. He has worked in Canadian politics and international travel, and has been involved with developing Internet web properties since 1996. Currently, Mr. McClelland is director and president of Coal Harbour Residents Association, a registered non-profit incorporated under the Society Act of British Columbia in August 2004 with the goal of maintaining and improving the environment in the Coal Harbour area of Vancouver. Since June 2004, Mr. McClelland has also been a director of JOYN Internet Communities Inc., a privately-owned Canadian corporation that licenses online dating software. Since January 2007, he has served as director, President, Secretary, and Treasurer of Crellion Resources Inc., a privately-held Canadian-based exploration-stage mineral company. Mr. McClelland completed a Bachelor of Arts from Saint John's College in Winnipeg, Manitoba, Canada in 1975 and a Pre-Masters from the University of Manitoba, Canada in 1979 as well as a Diploma in Travel and Tourism from Success College in Winnipeg, Manitoba, Canada in 1980.

Stefan Wille was appointed to our board of directors in April 2007 and served as a director until April 2008. Dr. Wille has over thirty-five years of management experience and has also held several board and advisory committee memberships during his career. His recent experience involves working with AKTRIN (Head Office) Ltd., which he founded in 1985 and where he has served as President since inception. AKTRIN is in the business of writing and publishing industrial and economic research reports, and maintains offices in the United States, Canada, Mexico, and Germany. Since 1971, Dr. Wille has authored over thirty publications, primarily focusing on economic conditions of the furniture industry in various countries. In addition, he has performed three years of service in the Swiss Army and attained the rank of Captain. Dr. Wille is fluent in English, German, and French. Dr. Wille holds a Lizentiat (undergraduate degree) in Business Administration and Economics from the University of Zurich, a Masters of Arts in Economics from the University of Toronto, and a Ph.D. in International Economics from the University of Zurich.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

CODE OF ETHICS

On November 6, 2005, we adopted a Code of Ethics that applies to our Principal Executive Officer and Principal Financial Officer. On April 18, 2007, we amended our Code of Ethics to revise our address information and change our designated Company Compliance Officer from our former Chief Financial Officer, Anoma Alwis, to our Chief Financial Officer, Jueane Thiessen. Our Amended Code of Ethics is included as Exhibit 14.1 to this annual report.

PROCEDURE FOR NOMINATING DIRECTORS

Our board of directors does not have a written policy or charter regarding how director candidates are evaluated or nominated to serve on our board. Additionally, our board has not created particular qualifications or minimum standards that candidates for the board must meet. Instead, each director on the board considers how a candidate could contribute to our business and meet our needs.

Our board will consider candidates for director that are recommended by our stockholders. Candidates recommended by stockholders are evaluated with the same methodology as candidates recommended by management or members of our board of directors. To refer a candidate for director, please send a resume or detailed description of the candidate's background and experience with a letter describing the candidate's interest in serving on our board to UOMO Media Inc., 161 Bay St. 27th Floor, Toronto, Ontario, M5J 2S1, Canada, attention: Camara Alford. All candidate referrals are reviewed by at least one current board member.

During the fiscal year ended April 30, 2008, there were no material changes to the procedures by which our stockholders can recommend nominees to our board of directors.

COMMITTEES OF THE BOARD OF DIRECTORS

We do not have a standing audit committee, compensation committee, or nomination committee. Currently, our full board of directors performs the functions normally delegated to such committees. The board believes that at this time it is in the best interests of our Company and our stockholders for each member of the board to participate in all functions of the board as long as no conflicts are present. As of May 1, 2008, our board consists of three members and the board believes that all three directors should participate in all board activities including those normally performed by an audit committee, compensation committee, or nominating committee. However, if our board expands beyond three members in the future, we will consider creating committees and delegating appropriate board functions to those committees at that time.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The board of directors has not designated a separate audit committee and the functions of such committee are conducted by the entire board, whose members are named above.  We do not have an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K.  At the present time, we do not believe the services of a financial expert are warranted. We believe the cost related to retaining a financial expert at this time is prohibitive in view of the financial resources that we have available. Further, because of the development stage of our operations, we believe the services of a financial expert are not warranted. Currently, our full board of directors performs the functions normally delegated to an audit committee. The board believes that at this time it is in the best interests of our Company and our stockholders for each member of the board to participate in all functions of the board as long as no conflicts are present. Additionally, as of May 1, 2008, our board consists of three members and the board believes that all three directors should participate in all board activities including those normally performed by an audit committee. However, if our board expands beyond three members in the future, we will consider creating an audit committee and appointing an audit committee financial expert at that time.

Item 11.

Executive Compensation.

SUMMARY COMPENSATION

The following table presents the compensation information during the fiscal years ended April 30, 2008 and April 30, 2007 for our Principal Executive Officers.  We refer to these executive officers as our “name executive officers” elsewhere in this annual report.

Summary Compensation Table

for Fiscal Years Ended April 30, 2008 and 2007

Name and Principal Position	Year ended April 30,	Salary ($)	Total ($)

Camara Alford, Principal Executive Officer*	2008 2007	54,000 ---	54,000 ---

Javed Mawji, Principal Executive Officer*	2008 2007	36,000 36,000	36,000 36,000

*Effective, November 1, 2007, Mr. Mawji resigned as our principal executive officer.  Effective November 1, 2007, Mr. Alford was appointed to serve as our principal executive officer.

NARRATIVE TO SUMMARY COMPENSATION TABLE

Employment Agreements with Each Named Executive Officer

Consulting Agreement with our current Principal Executive Officer, Camara Alford

On November 1, 2007, we entered into an Independent Contractor Agreement with Camara Alford, who became one of our directors and our Chairman and Chief Executive Officer on November 1, 2007. The agreement provided that Mr. Alford would perform services as our Chairman and Chief Executive Officer pursuant to the directives of our board of directors and as one of our directors. The services included developing business plans and strategies, overseeing the services performed by our other officers, representing us to the public and capital markets, and attending meetings of our board of directors. Unless the agreement was terminated early, the services were to be performed from November 1, 2007 through June 30, 2008. In consideration for his services, Mr. Alford was entitled to receive cash compensation of $7,000 per month for services performed from November 1, 2007 through December 31, 2007 and $10,000 per month for services performed from January 1, 2008 through June 30, 2008 or a pro-rated amount for any partial months during which services were performed. The agreement permitted early termination by either party upon delivery of 30 days advance written notice. The agreement contained no early termination penalties.

On July 25, 2008, we entered into an Independent Contractor Agreement with Mr. Alford, pursuant to which we agreed to compensate Mr. Alford $10,000 per month to perform services as our Chief Executive Officer from July 1, 2008 through December 31, 2008.

Consulting Agreement with our former Principal Executive Officer, Javed Mawji

On July 1, 2007, we entered into an Independent Contractor Agreement with Javed Mawji, who was our Chief Executive Officer, President, Secretary, and one of our directors, whereby Mr. Mawji was compensated $3,000 per month to perform services as our Chief Executive Officer for a minimum of 25 hours per week from July 1, 2007 through October 31, 2007.

On October 31, 2007, we entered into an Independent Contractor Agreement with Mr. Mawji, whereby Mr. Mawji was compensated $3,000 per month to perform services as our Chief Executive Officer for a minimum of 25 hours per week from November 1, 2007 through January 31, 2008.  On November 1, 2007, we entered into an Amending Agreement with Mr. Mawji.  Pursuant to the Amending Agreement, the October 31, 2007 Independent Contractor Agreement was amended such that Mr. Mawji was no longer required to perform services as our Chief Executive Officer, rather he was required to perform services as one of our directors only. The Independent Contractor Agreement and the Amending Agreement were terminated as of January 31, 2008.  Effective April 30, 2008, Mr. Mawji resigned as a director of our Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of April 30, 2008, we have not issued equity awards to either of our named executive officers included in the Summary Compensation Table.

DIRECTOR COMPENSATION

The following table presents a summary of the compensation paid to our directors for their services on our board of directors during the fiscal year ended April 30, 2008. Except as listed below, there were no bonuses, other annual compensation, restricted stock awards or stock options/SARs, or any other compensation paid to the directors listed. Except as is disclosed in the table below, no compensation was paid to our directors for any of the last three fiscal years.

Director Compensation for the Fiscal Year Ended April 30, 2008

Name	Fees earned or paid in cash ($)	Stock Awards ($)(1)	Total ($)

Camara Alford	---	---	---

J. Sean Diaz	---	10,000	10,000
Jueane Thiessen	---	---	---
Douglas McClelland(2)	---	---	---
Stefan Wille(3)	5,000	---	5,000

(1)

The amounts in this column were valued at the amount recognized for financial reporting purposes for the fiscal year in accordance with SFAS 123R.

(2)

Mr. McClelland served as a director until November 1, 2007.

(3)

Mr. Wille served as a director until April 30, 2008.

NARRATIVE TO DIRECTOR COMPENSATION TABLE

On April 30, 2007, we entered into an agreement with Stefan Wille to compensate him $10,000 to carry out services as a director for a term of one year or until Dr. Wille departs from our board of directors. We paid $5,000 to Dr. Wille in April 2007 and the remaining $5,000 in November 2007.

On November 28, 2007, we entered into an agreement to compensate J. Sean Diaz 25,000 shares of our Company’s common stock to carry out services as a director for a term of one year or until removed as a director.  These shares were issued on April 22, 2008.

Item 12.

 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, to our knowledge, certain information concerning the beneficial ownership of our common stock as of July 30, 2008 by each person known by us to (i) a beneficially own more than 5% of our outstanding shares of common stock, and by (ii) each of our directors, (iii) each of our named executive officers at the end of our most recently completed fiscal year as defined in Item 402(m)(2) of regulation S-K and (iv) all of our directors and executive officers as a group.  The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days.  Consequently, the denominator for calculating beneficial ownership percentages may be different for each beneficial owner.

Name and Title of Beneficial Owner (1)	Number of Common Shares Owned	Percentage of Class (2)

Camara Alford
Director, Chief Executive Officer and Chairman	0	*

Jueane Thiessen
Director, Chief Financial Officer and Secretary	200,000	*

J. Sean Diaz
Director	25,000	*

Douglas McClelland
Stockholder	60,970,000	71.7%

Directors and officers as a group (3 persons)	225,000	*

* Less than 1%

(1) Unless otherwise indicated, the address for each of these stockholders is c/o UOMO Media Inc., 161 Bay St. 27th Floor, Toronto, Ontario, M5J 2S1, Canada.  Also, unless otherwise indicated, to our knowledge, each person named in the table above has sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

(2) Percentage calculations are based on 85,087,500 shares issued and outstanding on July 30, 2008.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of April 30, 2008, we had no equity securities authorized for issuance.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 30, 2007, we issued a Promissory Note to Douglas McClelland, in consideration of $50,000 cash that we borrowed from Mr. McClelland on the same date. Mr. McClelland was serving on our board of directors at the time of the loan. Any unpaid amount of the $50,000 balance borrowed shall be payable on demand by Mr. McClelland. No interest shall accrue or be payable under the Promissory Note. We are permitted to make partial payments against the principal balance of $50,000 at any time without penalty.

On May 1, 2007, we entered into an Independent Contractor Agreement with our Chief Financial Officer and one of our directors, Jueane Thiessen, pursuant to which we agreed to compensate Ms. Thiessen $2,000 per month to perform services as our Chief Financial Officer for a minimum of 20 hours per week from May 1, 2007 through October 31, 2007. On October 24, 2007, we entered into an Independent Contractor Agreement with Ms. Thiessen under the same terms as previously agreed to, commencing November 1, 2007 and terminating January 31, 2008. On January 31, 2008, we entered into an Independent Contractor Agreement with Ms. Thiessen, who in the interim was also appointed Secretary, pursuant to which we agreed to compensate Ms. Thiessen $7,500 per month to perform services as our Chief Financial Officer from February 1, 2008 through June 30, 2008.  On July 25, 2008, we entered into an Independent Contractor Agreement with Ms. Thiessen, pursuant to which we agreed to continue to compensate Ms. Thiessen $7,500 per month to perform services as our Chief Financial Officer from July 1, 2008 through December 31, 2008.  Under the terms of this agreement, Ms. Thiessen is required to work a minimum of 20 hours per week.

On November 1, 2007, we cancelled and returned to treasury 83,296,672 shares of common stock previously issued to Douglas McClelland, our majority stockholder, to minimize our dilution in the event that we issued additional shares for financing and acquisition purposes.  No compensation was paid for this exchange.

On December 11, 2007, we entered into an Independent Contractor Agreement with Peter Coquillard, who we appointed as Managing Director of our Publishing division, to carry out services for a term of one year, for cash and stock compensation. Under the terms of the agreement, Mr. Coquillard was to be compensated a total of $50,000, payable monthly, $25,000 in stock as well as an option to purchase 50,000 shares of our common stock upon the adoption of a stock option plan by our board of directors.  Due to administrative delay, we have not yet issued the stock options. On April 22, 2008, we issued 62,500 shares of our common stock pursuant to this Agreement.  As of April 30, 2008, we have paid Mr. Coquillard $20,833 for services rendered.

As of April 30, 2008, we issued Promissory Notes totaling $83,750 to our Chief Financial Officer, Secretary, and director, Jueane Thiessen, in consideration of $83,750 cash that we borrowed from Ms. Thiessen up to that same date. Any unpaid amount of the $83,750 balance shall be payable by us, on demand. No interest shall accrue or be payable under the Promissory Notes. We are permitted to make partial payments against the principal balance of $83,750 at any time without penalty.

DIRECTOR INDEPENDENCE

As of May 1, 2008, Camara Alford, Jueane Thiessen and J. Sean Diaz served as our directors. Mr. Diaz is the only director considered "independent" in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are currently traded on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board does not require that a majority of the board be independent.

Item 14. Principal Accounting Fees and Services

We engaged Schwartz Levitsky Feldman LLP as our independent auditors to report on our balance sheet as of April 30, 2008, and the related combined statements of income, stockholders' equity, and cash flows for the year then ended.

We do not expect our auditors to attend our annual meeting of stockholders but they will have an opportunity to make a statement by telephone if they wish to do so.

AUDIT FEES

The aggregate fees billed by our auditors, Schwartz Levitsky Feldman LLP, for professional services rendered for the audit of our annual financial statements for fiscal year ended April 30, 2007 were $17,907.

The aggregate fees billed by our auditors, Schwartz Levitsky Feldman LLP, for professional services rendered for the audit of our annual financial statements for fiscal year ended April 30, 2008 have not been billed as of July 30, 2008 but we estimate that they will be approximately $18,000. The fees charged by our auditors to review our interim financial statements for the second and third quarters of 2008 were $10,783.

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

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended April 30, 2007, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

a.

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•

Report of Independent Registered Certified Public Accounting Firm

•

Balance Sheets as of April 30, 2008 and 2007

•

Statements of Operations for the years ended April 30, 2008 and 2007 and the period from June 10, 2004 (inception) to April 30, 2008

•

Statements of Changes in Stockholders’ Equity for the years ended April 30, 2008 and 2007 and the period from June 10, 2004 (inception) to April 30, 2008

•

Statements of Cash Flows for the years ended April 30, 2008 and  2007 and the period from June 10, 2004 (inception) to April 30, 2008

•

Notes to Financial Statements

2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.  EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit

No.

Identification of Exhibit

3.1.

Certificate of Change to the Amended and Restated Articles of Incorporation, dated June 6, 2007 (included as Exhibit 3.1 to the Form 8-K filed May 23, 2007 and incorporated herein by reference).

3.2.

Amended Bylaws, dated July 16, 2007 (included as Exhibit 3.1 to the Form 8-K filed July 16, 2007 and incorporated herein by reference).

3.3.

Certificate of Amendment to the Amended and Restated Articles of Incorporation, dated October 9, 2007 effective October 30, 2007 (included as Exhibit 3.1 to the Form 8-K filed November 1, 2007 and incorporated herein by reference).

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

10.3.

Service Agreement between First Source Data, Inc. and Haynes Capital Corp., dated May 5, 2007 (included as Exhibit 10.1 to the Form 8-K filed May 10, 2007 and incorporated herein by reference).

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

10.6.

Independent Contractor Agreement between UOMO Media Inc. and Javed Mawji, dated October 31, 2007 (included as Exhibit 10.1 to the Form 8-K filed November 1, 2007 and incorporated herein by reference).

10.7.

Amending Agreement between UOMO Media Inc. and Javed Mawji, dated November 1, 2007 (included as Exhibit 10.1 to the Form 8-K filed November 7, 2007 and incorporated herein by reference).

10.8.

Independent Contractor Agreement between UOMO Media Inc. and Camara Alford, dated November 1, 2007 (included as Exhibit 10.3 to the Form 8-K filed November 7, 2007 and incorporated herein by reference).

10.9.

Stock Cancellations Agreement between UOMO Media Inc. and Douglas McClelland, dated November 1, 2007 (included as Exhibit 10.1 to the Form 8-K filed November 3, 2006 and incorporated herein by reference).

10.10.

Promissory Note between UOMO Media Inc. and Jueane Thiessen, dated November 26, 2007 (included as Exhibit 10.1 to the Form 8-K filed November 30, 2007 and incorporated herein by reference).

10.11.

Director Service Agreement between UOMO Media Inc. and J. Sean Diaz, dated November 28, 2007 (included as Exhibit 10.1 to the Form 8-K filed December 3, 2007 and incorporated herein by reference).

10.12.

Independent Contractor Agreement between UOMO Media Inc. and Peter Coquillard, dated December 11, 2007 (included as Exhibit 10.1 to the Form 8-K filed December 17, 2007 and incorporated herein by reference).

10.13.

Promissory Note between UOMO Media Inc. and Jueane Thiessen, dated December 13, 2007 (included as Exhibit 10.1 to the Form 8-K filed December 18, 2007 and incorporated herein by reference).

10.14.

Promissory Note between UOMO Media Inc. and Jueane Thiessen, dated December 28, 2007 (included as Exhibit 10.1 to the Form 8-K filed December 31, 2007 and incorporated herein by reference).

10.15.

Independent Contractor Agreement between UOMO Media Inc. and Jueane Thiessen, dated January 31, 2008 (included as Exhibit 10.1 to the Form 8-K filed February 5, 2008 and incorporated herein by reference).

10.16.

Management Agreement between UOMO Media Inc. and Redzone Entertainment Inc., dated February 1, 2008 (included as Exhibit 10.1 to the Form 8-K filed February 6, 2008 and incorporated herein by reference).

10.17.

Promissory Note between UOMO Media Inc. and Jueane Thiessen, dated February 15, 2008 (included as Exhibit 10.1 to the Form 8-K filed February 21, 2008 and incorporated herein by reference).

10.18.

Promissory Note between UOMO Media Inc. and Next Level Ltd., dated April 1, 2008 (included as Exhibit 10.1 to the Form 8-K filed April 7, 2008 and incorporated herein by reference).

10.19

Independent Contractor Agreement between Camara Alford and UOMO Media Inc., dated July 25, 2008 (included as Exhibit 10.1 to the Form 8-K filed July 28, 2008 and incorporated herein by reference).

10.20

Independent Contractor Agreement between Jueane Thiessen and UOMO Media Inc., dated July 25, 2008 (included as Exhibit 10.2 to the Form 8-K filed July 28, 2008 and incorporated herein by reference).

10.21

Exclusive Sub-Publishing Agreement with Nettwerk One Music (Canada) Limited (filed herewith).

14.1

Code of Ethics (filed herewith).

21.1

Subsidiaries of the Registrant (filed herewith).

23.1.

Consent of Schwartz Levitsky Feldman LLP regarding audited financial statements for the period ending April 30, 2008 (filed herewith).

31.1.

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UOMO Media Inc.

(Registrant)

By

/s/ Camara Alford

Camara Alford

President and Chief Executive Officer

Date

August 13, 2008

By

/s/ Jueane Thiessen

Jueane Thiessen

Chief Financial Officer and Principal Accounting Officer

Date

August 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Camara Alford

Camara Alford

Chairman of the Board of Directors

Date

August 13, 2008

By

/s/ Jueane Thiessen

Jueane Thiessen

Director

Date

August 13, 2008

By

/s/ J. Sean Diaz

J. Sean Diaz

Director

Date

August 13, 2008

EXHIBIT 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

I, Camara Alford, certify that:

1.

I have reviewed this annual report of UOMO Media Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 13, 2008

/s/  Camara Alford

--------------------------------------

By:  Camara Alford

Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

I, Jueane Thiessen, certify that:

1.

I have reviewed this annual report of UOMO Media Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 13, 2008

/s/  Jueane Thiessen

--------------------------------------

By:  Jueane Thiessen

Chief Financial Officer and Principal Accounting Officer

EXHIBIT 32.1

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of UOMO Media Inc., a Nevada corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

The annual report on Form 10-K for the fiscal year ended April 30, 2008 (the "Form 10-K") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 13, 2008

/s/  Camara Alford

-------------------------------------

By:  Camara Alford

Chief Executive Officer

Date: August 13, 2008

 /s/ Jueane Thiessen

-------------------------------------

By: Jueane Thiessen

Chief Financial Officer and Principal Accounting Officer