Form 10-Q
period 2008-07-31
UOMO Media Inc.
filed 2008-09-15
CIK 1350573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

or

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

Yes  No  x

As of September 15, 2008, the registrant had 85,101,112 shares of common stock, par value $0.001, outstanding.

UOMO MEDIA INC.

FORM 10-Q

For the three months ended July 31, 2008

TABLE OF CONTENTS

      PAGE NUMBER

PART I

Item 1.

Financial Statements.

5

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

Operations.

23

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

26

Item 4T.

Controls and Procedures.

26

PART II

Item 1.

Legal Proceedings.

  28

Item 1A.

Risk Factors.

28

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

32

Item 3.

Defaults Upon Senior Securities.

32

Item 4.

Submission of Matters to a Vote of Security Holders.

32

Item 5.

Other Information.

33

Item 6.

Exhibits.

33

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this quarterly report on Form 10-Q may be "forward-looking statements". Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions, or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates, and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this quarterly report on Form 10-Q, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this quarterly report on Form 10-Q, except as required by law.

PART I

Item 1.

Financial Statements

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008 (UNAUDITED)

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

UOMO MEDIA INC.

Page #

Interim Consolidated Balance Sheets as of July 31, 2008 and April 30, 2008 . . . . . . . . . . . . . . . .

     6

Unaudited Interim Consolidated Statements of Operations for the Three Months ended

July 31, 2008 and 2007, and the period from June 10, 2004 (inception) to July 31, 2008 . . . . . . .

     7

Unaudited Interim Consolidated Statement of Changes in Stockholders Deficiency for

the Three Months ended July 31, 2008 and 2007 and the period from June 10, 2004

(Inception) to July 31, 2008. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

   8-10

Unaudited Interim Consolidated Statement of Cash Flows for the Three Months ended

July 31, 2008 and 2007, and the period from June 10, 2004 (inception) to July 31, 2008 . . . . . . .

     11

Condensed Notes to Unaudited Interim Consolidated Financial Statements . . . . . . . . . . . . . . . . .        12-22

UOMO MEDIA INC.
(Formerly FIRST SOURCE DATA, INC.)
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS AS OF JULY 31, 2008 AND APRIL 30, 2008
(Amounts expressed in US Dollars)
	Notes	31-July-08	30-Apr-08
		(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents		51,891	11,087
Accounts Receivable (less Allowance for Doubtful Accounts		287,895	-
$ Nil & $ Nil at July 31, 2008 and April 30, 2008 respectively)
Prepaid Expenses and Deposits		3,874	3,874
Other Receivable		-	1,646
		343,660	16,607

Publishing Catalogue	7	210,000	-
Property and Equipment	6	309	1,787

TOTAL ASSETS		$553,969	$18,394

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Advances Against Royalty Revenue	3	48,828	-
Accounts Payable and Accruals	8	452,978	144,167
Notes Payable	9	209,750	154,750
Other Payable		16,408	-
		727,964	298,917

Advances Against Royalty Revenue	3	194,665	-

COMMITMENTS AND CONTINGENCIES (NOTE 8 & 13)
GOING GONCERN (NOTE 2) RELATED PARTY TRANSACTIONS (NOTE 3)

Stockholders' Deficiency:
Capital Stock
Authorized:	11
Common stock (400,000,000 @ par value of $ 0.001)
Issued:
Common stock	11	85,101	85,088
Paid in Capital		294,045	284,896
Unamortized stock-based compensation for stockholders	13	(34,790)	(41,660)
Deficit accumulated during development stage		(713,016)	(608,847)
		(368,660)	(280,523)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY		$553,969	$18,394
The accompanying condensed notes form an integral part of these unaudited interim consolidated financial statements.

UOMO MEDIA INC.
(Formerly FIRST SOURCE DATA, INC.)
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2008 AND 2007, AND FROM JUNE 10,
2004 (INCEPTION) TO JULY 31, 2008 (Amounts expressed in US Dollars)
		Cumulative 10-Jun-04 (inception) 31-Jul-08	For the Three Months ended 31-Jul-08	For the Three Months ended 31-Jul-07

	Notes

Revenue		315,225	315,225	-
Cost of goods sold		311,036	311,036	-
Gross margin		4,189	4,189	-

Expenses:
Selling and administrative		475,522	106,880	13,246
Amortization		24,436	1,478	1,478
Research and development	5	10,560	-	-
		510,518	108,358	14,724

Loss from continuing operations		(506,329)	(104,169)	(14,724)
Loss from discontinued operations, net	5	(206,687)	-	(36,247)
Net Loss for the Period		(713,016)	(104,169)	(50,971)

Net Loss per share from continuing operations
Basic			-	-
Diluted			-	-
Net Loss per share from discontinued operations
Basic			-	-
Diluted			-	-
Net Loss per share for the period
Basic			-	-
Diluted			-	-
Weighted average number of shares outstanding
Basic			*85,093,633	*168,296,672
Diluted			*85,093,633	*168,296,672

* Reflects the 4:1 stock splits effective September 27, 2006 and June 5, 2007 on a retroactive basis.

The accompanying condensed notes form an integral part of these unaudited interim consolidated financial statements.

UOMO MEDIA INC.
(Formerly FIRST SOURCE DATA, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE THREE MONTHS ENDED JULY 31, 2008 AND 2007, AND THE PERIOD FROM JUNE 10, 2004 (INCEPTION) TO JULY 31, 2008
(Amounts expressed in US Dollars)
(Page 1 of 3)
	Common Stock*	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Unamortized Stock-based Compensation	Total Stockholders’ Equity(Deficiency)
Balance as of June 10, 2004	-	-	-	-	-	-
Stock issued on June 10, 2004 for cash @ 0.00019 a share	144,266,672	144,267	(117,217)			27,050
Stock issued in November 2004 for cash @ 0.01250 a share	1,120,000	1,120	12,880			14,000
Stock issued in November 2004 for cash @ 0.01250 a share	1,600,000	1,600	18,400			20,000
(valued at 0.01250 a share - see note 13)
Stock issued in December 2004 for cash @ 0.01250 a share	904,400	904	10,401			11,305
Stock issued in December 2004 for cash @ 0.00625 a share	240,000	240	1,260			1,500
Stock issued in December 2004 for cash @ 0.00625 a share	240,000	240	2,760			3,000
(valued at 0.0125 a share - see note 12)
Stock issued in January 2005 for cash @ 0.01250 a share	14,240,000	14,240	163,760			178,000
(valued at 0.0125 a share - see note 4 and 13)
Stock issued in January 2005 for cash @ 0.00625 a share	264,000	264	1,386			1,650
Stock issued in January 2005 for cash @ 0.01250 a share	5,061,600	5,062	58,208			63,270
Stock issued in February 2005 for cash @ 0.00625 a share	160,000	160	840			1,000
Unamortized stock-based compensation for stockholders					(69,120)	(69,120)
Net loss, from June 10, 2004 to April 30, 2005				(164,300)		(164,300)
Balance as of April 30, 2005 (Audited)	168,096,672	168,097	152,678	(164,300)	(69,120)	87,355

UOMO MEDIA INC.
(Formerly FIRST SOURCE DATA, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE THREE MONTHS ENDED JULY 31, 2008 AND 2007, AND THE PERIOD FROM JUNE 10, 2004 (INCEPTION) TO JULY 31, 2008
(Amounts expressed in US Dollars)
(Page 2 of 3)	Common Stock*	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Unamortized Stock-based Compensation	Total Stockholders’ Equity(Deficiency)
Stock issued on May 10, 2005 for cash @ 0.01250 a share	200,000	200	2,300			2,500
Amortization of stock-based compensation for stockholders					23,800	23,800
Rent - Free use of existing premises for 5 months			3,500			3,500
(From December 2005 to April 2006)
Net loss for the year				(4,165)		(4,165)
Balance as of April 30, 2006 (Audited)	168,296,672	168,297	158,478	(168,465)	(45,320)	112,990

Amortization of stock-based compensation for stockholders					19,200	19,200
Rent - Free use of existing premises for 6 months			3,600			3,600
(From November 2006 to April 2007)
Net loss for the year				(138,449)		(138,449)
Balance as of April 30, 2007 (Audited)	168,296,672	168,297	162,078	(306,914)	(26,120)	(2,659)

Stock returned to Treasury and cancelled on Nov 1, 2007 (Note 11)	(83,296,672)	(83,297)	83,297			-
Issuance of Restricted Stock Units	87,500	88	34,912		(35,000)	-
Amortization of stock-based compensation for stockholders					19,460	19,460
Net loss for the year				(301,933)		(301,933)
Imputed interest on shareholder’s loan			4,609			4,609
Balance as of April 30, 2008 (Audited)	85,087,500	85,088	284,896	(608,847)	(41,660)	(280,523)

UOMO MEDIA INC.
(Formerly FIRST SOURCE DATA, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE THREE MONTHS ENDED JULY 31, 2008 AND 2007, AND THE PERIOD FROM JUNE 10, 2004 (INCEPTION) TO JULY 31, 2008
(Amounts expressed in US Dollars)
(Page 3 of 3)	Common Stock*	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Unamortized Stock-based Compensation	Total Stockholders’ Equity(Deficiency)

Issuance of Restricted Stock Units	13,612	13	7,487		(7,500)	-
Amortization of stock-based compensation for stockholders					14,370	14,370
Net loss from May 1 to July 31, 2008				(104,169)		(104,169)
Imputed interest on shareholder’s loan
(May 1 to July 31, 2008)			1,662			1,662
Balance as of July 31, 2008 (Unaudited)	85,101,112	85,101	294,045	(713,016)	(34,790)	(368,660)

* The number in Common Stock reflects the 4:1 stock splits effective September 27, 2006 and June 5, 2007 on a retroactive basis.

The accompanying notes form an integral part of these consolidated financial statements.

UOMO MEDIA INC.
(Formerly FIRST SOURCE DATA, INC.)
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2008 AND 2007, AND THE PERIOD
FROM JUNE 10, 2004 (SINCE INCEPTION) TO JULY 31, 2008
(Amounts expressed in US Dollars)	Cumulative 10-Jun-04 (inception) Through 31-Jul-08	For the Three Months Ended 31-Jul-08	For the Three Months Ended 31-Jul-07
Cash Flows from Operating Activities
Net Loss	$(713,016)	$(104,169)	$(50,971)
Adjustments made to reconcile net loss to
net cash from Operating activities:
Amortization	24,436	1,478	1,478
Amortization of Stock Based Compensation	76,830	14,370	4,800
Imputed interest on Note Payable	6,271	1,662	-
Fair value of rent for free use of existing	7,100	-	-
premises
Shares issued for services rendered
For CEO	23,640	-	-
For former CEO	80,770	-	-
For rent and utilities	5,400	-	-
For professional services	1,500	-	-
For web hosting services	6,400	-	-
Changes in operating assets and liabilities
Decrease/(increase) in other receivable	-	1,646	(120)
Decrease/(increase) in prepaid expenses	(3,874)	-	-
and Deposits
Decrease/(increase) in accounts receivable	(287,895)	(287,895)	866
Increase in net advances	243,493	243,493
Increase in accounts payable and accruals	452,978	308,811
Increase in accounts payable and accruals	16,408	16,408	12,610
Cash flows used in operating activities	(59,559)	195,804	(31,337)
Cash Flows from Investing Activities
Purchase of publishing catalogue	(210,000)	(210,000)
Purchase of property and equipment	(24,745)	-	-
Cash flows used in investing activities	(234,745)	(210,000)	-
Cash Flows from Financing Activities
Note Payable	209,750	55,000	-
Cash received on subscribed common stock	136,445	-	-
Cash flows provided by financing activities	346,195	55,000	-
Increase/(decrease) in cash and cash equivalents	51,891	40,804	(31,337)
Cash and cash equivalents, beginning of period	-	11,087	88,388
Cash and cash equivalents, end of period	$51,891	51,891	$57,051
Non-Cash Transaction:
Common Stock issued for services	35,000
Common Stock issued as advance	7,500

The accompanying condensed notes form an integral part of these unaudited interim consolidated financial statements.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Interim Unaudited Consolidated Financial Statements

July 31, 2008

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

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries.

The Company’s initial operations include: capital formation, organization, website construction, target market identification, research costs, promotional materials costs, and marketing planning.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2009. The financial statements should be read in conjunction with the Company’s April 30, 2008 financial statements and accompanying notes included in the Company’s 10-K Annual Report.

NOTE 2.   GOING CONCERN

The accompanying unaudited interim consolidated financial statements are presented on a going concern basis. The Company is in a development stage and is currently developing digital music and video Web 2.0 software with commercial usage expected in the future.

Management does not believe that the Company’s current cash of $51,891 is sufficient to cover the expenses that the Company will incur during the next twelve months. The company has negative working capital and has been in deficit since inception due to recurring losses and negative cash flow from operations.  The Company’s revenues generated in the past have been from ancillary services and operation of these services has been discontinued.  The Company has embarked on a new line of business and revenues have begun to be generated.  However, there is no

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Interim Unaudited Consolidated Financial Statements

July 31, 2008

(Amounts expressed in US dollars)

NOTE 2.   GOING CONCERN (cont’d)

guarantee that the Company can continue to generate sufficient cash to fund the development of its new line of business activities.

Management plans to raise additional funds that the Company requires through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offering.

NOTE 3.   REVENUE RECOGNITION

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

During Q1, the Company earned revenue from production activities and music publishing. These revenues are recognized at the time of performance. The Company defers revenue should payments be received in advance of the above services being recorded. During Q1, advances against royalty revenue of $48,828 was received. The amount payable on the purchase of the publishing catalogue (Refer note 7), presented as "Advance Against Royalty Revenue", will be offset against future royalties from music publishing revenue.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Interim Unaudited Consolidated Financial Statements

July 31, 2008

(Amounts expressed in US dollars)

NOTE 4.   RELATED PARTY TRANSACTIONS

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

During the fiscal period ended April 30, 2005, the Company advanced $25,000 to a consultant where the President of the Company was also a Director of the consultant. This loan was settled in full as at April 30, 2006.  No amount was due from the consultant as at July 31, 2008.

On November 25, 2004, the Company issued 1,600,000 shares of its common stock to a shareholder of the Company, partly in return for the services and partly for cash (See note 13 for details).

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

First 36 months

- $1,600 a month

Next 8 months

- $1,665 a month

The term of the agreement is 44 months effective from January 1, 2005. The unamortized portion of this is $1,665 as at July 31, 2008 (April 30, 2008 - $6,660) and has been deducted from shareholders’ equity (See note 13 for more details).

On January 1, 2006, the Company entered into an agreement with a shareholder of the Company, for a period of 12 months for the programming services to be provided on the “AdMeUp Network” which has now been discontinued. The fees for this would be as follows:

a) $19,200 in cash; or

b) A number of shares in the common stock of the Company, without registration rights and incorporating such restrictive legends as are required by the Company to comply with all applicable laws, equal to $19,200 divided by the weighted average trading price of the Company’s common shares posted on any stock quotation or listing service for the 10-day period prior to the date of payment (or, if the trading price of the

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Interim Unaudited Consolidated Financial Statements

July 31, 2008

(Amounts expressed in US dollars)

NOTE 4.   RELATED PARTY TRANSACTIONS (cont’d)

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

On April 27, 2007, a director of the Company gave an unsecured loan of $50,000 having a fair value of $ 46,838 calculated using the discounted rate of Prime rate plus 2%,  to the Company payable on demand and with no interest.  Interest has been imputed and included in Stockholder’s Equity.

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

On December 11, 2007, the Company entered into a contract with a Managing Director to carry out services for a term of one year for cash and stock compensation. On April 22, 2008, the Company issued 62,500 shares of its common stock to the manager.  During the three months ended July 31, 2008, $12,500 (April 30, 2008 - $20,833) has been paid by cash for professional services rendered.

During the three months ended July 31, 2008, $22,500 (April 30, 2008 - $40,500) has been paid by cash to the Chief Financial Officer of the Company for professional services rendered.  Prior to the appointment, on May 10, 2005, the Company issued 12,500 shares of its common stock to the Chief Financial Officer in return for cash.

During the three months ended July 31, 2008, $30,000 (April 30, 2008 - $54,000) has been paid by cash to the CEO of the Company for professional services rendered.

As of July 31, 2008, a director of the Company gave unsecured loans totaling $83,750 having a fair value of $78,454 calculated using the discounted rate of Prime rate plus 2%, to the Company payable on demand and with no interest.

The above transactions have been measured and recorded at the fair values.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Interim Unaudited Consolidated Financial Statements

July 31, 2008

(Amounts expressed in US dollars)

NOTE 5.   DISCONTINUED OPERATIONS

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

	Cumulative 10-Jun-04 (inception) through 31-Jul-08	For the Three Months Ended July 31, 2008	For the Three Months Ended July 31, 2007
Revenue	618,555	-	-
Cost of goods sold	437,403	-	539
Gross margin	181,152	-	(539)

Expenses:
R&D - AdMeUp Network	24,895	-	4,800
Selling and Administrative allocation	362,944	-	30,908
	387,839	-	35,708
NET LOSS FROM DISCONTINUED OPERATIONS	(206,687)	-	(36,247)

NOTE 6.   PROPERTY AND EQUIPMENT

July 31, 2008	Cost	Accumulated Amortization	Net book value
Computer hardware	17,736	17,427	309

April 30, 2008	Cost	Accumulated Amortization	Net book value
Computer hardware	17,736	15,949	1,787

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Interim Unaudited Consolidated Financial Statements

July 31, 2008

(Amounts expressed in US dollars)

NOTE 7.   PUBLISHING CATALOGUE

During the three months ending July 31, 2008, the Company acquired a publishing catalogue from a third party in return for cash and common stock measured and recorded at total cost of $210,000, which equates its fair value. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition.  The excess of the asset’s carrying value over its fair value calculates the amount of the impairment loss to be recorded.  The publishing catalogue has been tested under these conditions and no impairment loss is necessary.

NOTE 8.  ACCOUNTS PAYABLE AND ACCRUALS

	Jul 31, 2008	Apr 30, 2008
Expenses Reimbursement	-	1,946
Accounting Charges	60,096	46,693
Management Fees	16,950	8,617
Audit Fees Payable	18,000	18,000
R & D Expenses payable	35,200	35,200
Rent payable	4,522	4,522
Investor Relations	15,000	15,000
Legal	-	760
Trade Payable – Production Costs	278,925	-
Credit Cards	11,588	11,670
Others	12,697	1,759
	452,978	144,167

NOTE 9.  NOTES PAYABLE

Notes payable include:

July 31, 2008	2008	2007
Next Level Ltd.	76,000	-
Director	83,750	-
Shareholder	50,000	50,000
	209,750	50,000

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Interim Unaudited Consolidated Financial Statements

July 31, 2008

(Amounts expressed in US dollars)

NOTE 9.  NOTES PAYABLE (cont’d)

On April 1, 2008, the Company issued a Notes Payable to Next Level Ltd., in consideration of a draw down unsecured loan up to an aggregate of US$200,000 over a term of one year. Any unpaid amount of the drawn down balance borrowed is payable, on demand by Next Level. Interest payable on the Principal Amount is to be accrued at a floating rate equal to the prime interest rate plus 2%. The Company is permitted to make partial payments against the principal amount and interest at any time without penalty.  On March 26, 2008, the Company borrowed $21,000 against the total $200,000 available to be drawn down. On May 30, 2008, the Company borrowed $15,000 against the total $179,000 available to be drawn down. On July 7, 2008, the Company borrowed $40,000 against the total $164,000 available to be drawn down. As of July 31, 2008, a balance of $124,000 net was available.  The total interest payable on the above notes of $5,611 forms part of the selling and administrative expense in the Income statement.

On April 27, 2007, a shareholder of the Company gave an unsecured loan of $50,000 having a fair value of $ 46,838 calculated using the discounted rate of Prime rate plus 2%, to the Company payable on demand and with no interest. As of July 31, 2008, a director of the Company gave unsecured loans totaling $83,750 having a fair value of $ 78,454 calculated using the discounted rate of Prime rate plus 2%, to the Company payable on demand and with no interest.

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

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Interim Unaudited Consolidated Financial Statements

July 31, 2008

(Amounts expressed in US dollars)

NOTE 11.   STOCKHOLDERS' DEFICIENCY

The stockholders' deficiency section of the Company contains the following classes of capital stock as of July 31, 2008:

Common stock, $0.001 par value; 400,000,000* shares authorized and 85,101,112* shares issued and outstanding.

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

The stockholders' deficiency section of the Company contains the following classes of capital stock as of July 31, 2007:

Common stock, $0.001 par value; 400,000,000* shares authorized and 168,296,672* shares issued and outstanding.

* After giving retroactive effect of 4:1 stock splits effective September 27, 2006 and June 5, 2007.

NOTE 12.   STOCK TRANSACTIONS

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

In November 2004, the Company issued 1,120, 000 shares at $0.01250 a share in return for cash. In addition to that, on November 25, 2004, the Company issued 1,600,000 shares of its common stock at $0.00625 a share to a shareholder of the Company, Foreground Image Inc., partly in return for the services and partly for cash (See note 13 for details).

In December 2004, the Company issued 240,000 shares at $0.00625 a share and 904,400 shares at $0.01250 a share in return for cash. In addition to that, on December 3, 2004, the Company issued 240,000 shares of its common stock at $0.00625 a share to a shareholder of the Company, partly in return for his services and partly for cash.

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

On June 20, 2008, the Company issued 13,612 shares of its common stock as part of the compensation to acquire a publishing catalogue.  The value of the shares was calculated on a 10-day closing trading average valued at $0.551 a share; the market value of the share on the day of issuance was $0.35.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Interim Unaudited Consolidated Financial Statements

July 31, 2008

(Amounts expressed in US dollars)

NOTE 13.   UNAMORTIZED STOCK-BASED COMPENSATION FOR STOCKHOLDERS

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

First 36 months

- $1,600 a month

Next 8 months

- $1,665 a month

The term of the agreement is 44 months effective from January 1, 2005. The unamortized portion of this is $1,665 as at July 31, 2008 (April 30, 2008 - $6,660) and has been deducted from shareholders’ equity.

On November 25, 2004, the Company issued 1,600, 000 shares of its common stock to a shareholder of the Company, partly in return for the services and partly for cash. The stock based compensation portion of this issue has been valued at $10,000 as the difference between the issue price ($0.000625 per share) and the grant-date fair value ($0.01250 per share) and has been amortized over the term of the contract between the Company and the shareholder as follows:

First 12 months

- $600 a month

Next 4 months

- $700 a month

The term of the agreement is 16 months effective from August 1, 2004. The unamortized portion of this is $Nil as at July 31, 2008 and has been deducted from shareholders’ equity.

On April 22, 2008, the Company issued 25,000 shares of its common stock to a director of the Company in return for services.  The stock based compensation issued has been valued at $10,000 ($0.40 per share) which was the fair value of the stock on the day of issuance.  The stock must be held for a minimum of six months from date of issuance. The amount of this compensation is being amortized over the term of the service contract between the Company and the director starting May 1, 2008. . The unamortized portion of this is $7,500 as at July 31, 2008 and has been deducted from shareholders’ equity.

On April 22, 2008, the Company issued 62,500 shares of its common stock to a manager of the Company in return for services.  The stock based compensation issued has been valued at $25,000 ($0.40 per share) which was the fair value of the stock on the day of issuance.  The stock must be held for a minimum of six months from date of issuance. The amount of this compensation is being amortized over the term of the service contract between the Company and the manager starting May 1, 2008. The unamortized portion of this is $18,750 as at July 31, 2008 and has been deducted from shareholders’ equity.

On June 20, 2008, the Company acquired a publishing catalogue in return for cash and common stock.  The Company issued 13,612 shares of its common stock as well as $14,710 in cash as part of the compensation to acquire the publishing catalogue. The stock based compensation issued has been valued at $7,500 ($0.551 per share); the fair value of the stock on the day of issuance was $0.35.  The stock must be held for a minimum of six months from date of issuance. The amount of the stock portion of this compensation is being amortized over one year starting July 1, 2008. The unamortized portion of this is $6,875 as at July 31, 2008 and has been deducted from shareholders’ equity.

The total unamortized portion of stock based compensation for shareholders is $34,790 as at July 31, 2008 (April 30, 2008 - $41,660) and has been deducted from shareholders’ equity.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Interim Unaudited Consolidated Financial Statements

July 31, 2008

(Amounts expressed in US dollars)

NOTE 14.   WEB HOSTING SERVICE AND PROGRAMMING SERVICE AGREEMENTS

The Company entered into a web hosting service agreement with a shareholder of the Company to install and service the Company’s servers.

In return for these services, on January 26, 2005, the Company issued 5,760,000 shares of its common stock to the shareholder for cash at $0.00019 per share where the issue-date share price has been determined as $0.01250 a share. The stock-based compensation portion of this issue has been valued at $70,920 as the difference between the issue price ($0.00019 per share) and the grant-date fair value. ($0.0125 per share) and has been amortized over the term of the contract as follows:

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

The shareholder is to provide programming services to develop Web 2.0 software for the Company’s new Digital music and video portal.  Approximately 30% of the programming work that was done for the “AdMeUp Network” was transferred towards building the Digital music and video Web 2.0 software.  This is currently on hold.

NOTE 15.   COMMITMENTS

On January 1, 2007, the Company renewed an agreement with a shareholder of the Company, for a period of 12 months for the programming services to be provided on the “AdMeUp Network” which has been discontinued. The fees for this would be as follows.

a) $19,200 in cash; or

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Interim Unaudited Consolidated Financial Statements

July 31, 2008

(Amounts expressed in US dollars)

NOTE 15.   COMMITMENTS (cont’d)

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

On November 1, 2007, the Company entered into an Independent Contractor Agreement with the Chairman & Chief Executive Officer for managing and directing daily operations of the Company pursuant to the directives of the Board of Directors for services through to June 30, 2008, under which he would be compensated as follows:

$7,000 per month for the first two months (November and December 2007)

$10,000 per month for the remaining 6 months (January to June 2008)

On July 25, 2008, the Company renewed the Independent Contractor Agreement with the Chairman & Chief Executive Officer for $10,000 per month for a further six months beginning July 1, 2008.

On December 11, 2007, the Company entered into an Independent Contractor Agreement with the Managing Director of UOMO Publishing division, under which the Managing Director would be compensated $4,167 per month to continue performing services for a period of twelve months to December 10, 2008.

On January 31, 2008, the Company entered into an Independent Contractor Agreement with the Chief Financial Officer, under which the Chief Financial Officer would be compensated $7,500 per month to continue performing services as the Company’s Chief Financial Officer from February 1, 2008 through June 30, 2008.  This agreement was renewed on July 25, 2008, under the same terms for a further six months beginning July 1, 2008.

NOTE 16.   SUBSEQUENT EVENTS

There have been no subsequent events.

NOTE 17.   GEOGRAPHIC INFORMATION

All the Company's operations and assets are located in Canada.

NOTE 18.   COMPARATIVE FIGURES

The comparative figures have been re-classified to conform to the current period’s presentation

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis compares our results of operations for the three months ended July 31, 2008 to the same period in 2007. This discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended July 31, 2008. This quarterly report contains certain forward-looking statements and our future operation results could differ materially from those discussed herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report and other reports we file with the U.S. Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2008 AS COMPARED TO THE THREE MONTHS ENDED JULY 31, 2007

Revenue

For the three months ended July 31, 2008, we generated $315,225 in revenues. For the three months ended July 31, 2007, no revenues were generated. Our revenues generated in the past had been from ancillary services and operation of these services has been discontinued as of September 25, 2007; as of July 31, 2007, operations had been winding down.  Since we have embarked on our new line of business, $315,225 is the total revenues generated from continued operations to date.  Since our inception on June 10, 2004, we have had revenues from discontinued operations of $618,555.

Cost of Goods Sold

During the three months ended July 31, 2008, we incurred $311,036 in cost of goods sold expense for providing production services.  Since we did not generate any revenues for the three months ended July 31, 2007, we did not incur any cost of goods sold expense during this period.

Expenses

During the three months ended July 31, 2008, we incurred total expenses from continuing operations of $108,358 comprised of selling and administrative expense of $106,880 and amortization expense of $1,478.  For the same three month period ended July 31, 2007, we incurred total expenses from both continuing and discontinued operations of $50,971 comprised of selling and administrative expense of $13,246 from continuing operations, amortization expense of $1,478, and $36,247 from discontinued operation. The largest two expenses in the three months ended July 31, 2008, besides Cost of Goods Sold expense of $311,036, were $52,876 for consulting and management services, and $22,392 for accounting fees, compared to $15,000 for advertising and promotion fees, the largest single expense for the three months ended July 31, 2007.  Expenses were higher in the three months ended July 31, 2008 due to increased operations.

There were no research and development expenses in either of the three month periods which pertain to development of the AdMeUp Network as this has been discontinued. The AdMeUp Network is no longer in development, however, we intend to use a portion of the code that was developed for our digital video and sound operations.

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

Net Income/Loss

During the three month period ended July 31, 2008, we incurred a net loss of $104,169 compared with a net loss of $50,971 for the three month period ended July 31, 2007. Our expenses for the three month period ended July 31, 2008 were higher than the same period during the previous fiscal year primarily due to our increased operations. While we did recognize revenue in the three month period ended July 31, 2008, we also incurred the corresponding Cost of Goods sold of $311,036, as well as overall increased expenses due to increase in activity and personnel.

LIQUIDITY AND CAPITAL RESOURCES

We do not yet have an adequate source of reliable, long-term revenue to fund operations. We may not achieve a consistent and reliable revenue stream adequate to support continued operations and development of our new line of business activities.

As of July 31, 2008, we had cash and cash equivalents of $51,891. We had total current assets of $343,660, which includes $3,874 in prepaid expenses and deposits. Our liquidity as of July 31, 2008 should be interpreted in conjunction with a recorded liability of $209,750 loan payable on demand.

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

None.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this Item.

Item 4T.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures cannot be relied upon to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of July 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of July 31, 2008.

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

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this quarterly report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1.

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

We have a short operating history and have not been profitable since our incorporation in June 2004. Since inception until July 31, 2008, we have had only five customers from discontinued operations. Since we have embarked on our new line of business, we have just begun generating revenues from our continuing operations.  Even if we obtain future revenues sufficient to continue to expand our operations, increased operational or marketing expenses could adversely affect our liquidity. The limited extent of our assets and revenues, our early stage of development, and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. We have no significant assets or financial resources. Our lack of operating history makes it very difficult for you to make an investment decision based upon our managerial skill. We may never become profitable and our stockholders may lose their entire investment.

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

We have limited cash which we anticipate will be insufficient to fund our plan of operations for the nine months ending April 30, 2009 and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We have limited capital reserves to finance expansion or to protect us from a downturn in business. We currently do not have sufficient cash to fund operations for the nine months ending April 30, 2009. We will need to raise additional funds to fully fund our operations over the nine month period beginning August 1, 2008. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by new business. If additional shares are issued to raise capital, our existing stockholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.  We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

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

As of July 31, 2008, Douglas McClelland, one of our former directors, owns approximately 72% of our voting stock. As a result, Mr. McClelland exercises significant control over our business affairs and policy. Mr. McClelland is able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring, or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of Mr. McClelland. In addition, Mr. McClelland may not have an interest in fully promoting the sale of our common stock if such sales would reduce the opportunity for him to sell his own shares at any time in the future.

Our common stock has experienced in the past, and is expected to experience in the future, significant price and volume volatility, which substantially increases the risk that our stockholders may not be able to sell their shares at or above the price that they paid for the shares.

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. From March 25, 2008 and through July 25, 2008 , our common stock was sold and purchased at prices that ranged from a high of $0.80 to a low of $0.25 per share (with prices adjusted for a four-to-one forward split in our stock that occurred on June 6, 2007). An inability for our stockholders to sell their shares in a rapidly declining market as a result of the illiquidity in our stock may substantially increase their risk of loss because the price for our common stock may suffer greater declines due to its price volatility.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

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

On June 20, 2008, we issued 13,612 shares of our restricted common stock to Christopher Perry, as part of the compensation to acquire a publishing catalogue, valued at $7,500.

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

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

During the first quarter of our fiscal year ended April 30, 2009, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Item 5.          Other Information

None.

Item 6.          Exhibits

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit

No.

Identification of Exhibit

10.1.

Promissory Note between UOMO Media Inc. and Next Level Ltd., dated April 1, 2008 (included as Exhibit 10.1 to the Form 8-K filed April 7, 2008 and incorporated herein by reference).

10.2.

Independent Contractor Agreement between Camara Alford and UOMO Media Inc., dated July 25, 2008 (included as Exhibit 10.1 to the Form 8-K filed July 28, 2008 and incorporated herein by reference).

10.3.

Independent Contractor Agreement between Jueane Thiessen and UOMO Media Inc., dated July 25, 2008 (included as Exhibit 10.2 to the Form 8-K filed July 28, 2008 and incorporated herein by reference).

10.4

Exclusive Sub-Publishing Agreement with Nettwerk One Music (Canada) Limited

(included as Exhibit 10.21 to the Form 10-K filed August 13, 2008 and incorporated herein by reference).

21.1

Subsidiaries of the Registrant (filed herewith).

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

September 15, 2008

By

/s/ Jueane Thiessen

Jueane Thiessen

Chief Financial Officer and Principal Accounting Officer

Date

September 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Camara Alford

Camara Alford

Chairman of the Board of Directors

Date

September 15, 2008

By

/s/ Jueane Thiessen

Jueane Thiessen

Director

Date

September 15, 2008

By

/s/ J. Sean Diaz

J. Sean Diaz

Director

Date

September 15, 2008

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

Date: September 15, 2008

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

Date: September 15, 2008

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

Date: September 15, 2008

/s/  Camara Alford

-------------------------------------

By:  Camara Alford

Chief Executive Officer

Date: September 15, 2008

 /s/ Jueane Thiessen

-------------------------------------

By: Jueane Thiessen

Chief Financial Officer and Principal Accounting Officer