Form 10-Q
period 2009-01-31
UOMO Media Inc.
filed 2009-03-23
CIK 1350573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

or

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

Yes  No  X

As of March 23, 2009, the registrant had 85,736,085 shares of common stock, par value $0.001, outstanding.

UOMO MEDIA INC.

FORM 10-Q

For the nine months ended January 31, 2009

TABLE OF CONTENTS

      PAGE NUMBER

PART I

Item 1.

Financial Statements.

5

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

Operations.

27

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

31

Item 4T.

Controls and Procedures.

31

PART II

Item 1.

Legal Proceedings.

  32

Item 1A.

Risk Factors.

32

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

36

Item 3.

Defaults Upon Senior Securities.

37

Item 4.

Submission of Matters to a Vote of Security Holders.

37

Item 5.

Other Information.

37

Item 6.

Exhibits.

38

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

Financial Statements

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2009 (UNAUDITED)

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

UOMO MEDIA INC.

Page #

Interim Consolidated Balance Sheets as of January 31, 2009 and April 30, 2008	6

Unaudited Interim Consolidated Statements of Operations for the Nine Months ended January 31, 2009 and 2008, and the period from June 10, 2004 (inception) to January 31, 2009	7

Unaudited Interim Consolidated Statement of Changes in Stockholders Deficiency for the Nine Months ended January 31, 2009 and 2008 and the period from June 10, 2004 (Inception) to January 31, 2009	8-10

Unaudited Interim Consolidated Statement of Cash Flows for the Nine Months ended January 31, 2009 and 2008, and the period from June 10, 2004 (inception) to January 31, 2009	11

Condensed Notes to Unaudited Interim Consolidated Financial Statements	12-26

UOMO MEDIA INC.
(Formerly FIRST SOURCE DATA, INC.)
(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2009 AND APRIL 30, 2008

(Amounts expressed in US Dollars)
	Notes	31-Jan-09	30-Apr-08
		(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents		17,776	11,087
Accounts Receivable (less Allowance for Doubtful Accounts		160,735	-
$ Nil & $ Nil at Jan 31, 2009 and Apr 30, 2008 respectively)
Prepaid Expenses and Deposits		3,874	3,874
Other Receivable		-	1,646
		182,385	16,607
Publishing Catalogue	8	340,000	-
Long Term Investments	9	299,235
Property and Equipment	7	-	1,787
TOTAL ASSETS		$821,620	$18,394
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Advances Against Royalty Revenue	4	32,258	-
Accounts Payable and Accruals	10	441,896	144,167
Notes Payable	11	373,027	154,750
Other Payable		30,875	-
		878,056	298,917
Long Term Investment Payable		259,369	-
Advances Against Royalty Revenue	4	286,546	-

COMMITMENTS AND CONTINGENCIES (NOTE 10 & 15)
GOING GONCERN (NOTE 2) RELATED PARTY TRANSACTIONS (NOTE 4)

Stockholders' Deficiency:
Capital Stock
Authorized:	13
Common stock (400,000,000 @ par value of $ 0.001)
Issued:
Common stock	13	85,737	85,088
Additional Paid in Capital		384,068	284,896
Unamortized stock-based compensation for stockholders	15	(87,855)	(41,660)
Deficit accumulated during development stage		(984,301)	(608,847)
		(602,351)	(280,523)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY		$821,620	$18,394
The accompanying condensed notes form an integral part of these unaudited interim consolidated financial statements.

UOMO MEDIA INC.
(Formerly FIRST SOURCE DATA, INC.)
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS
ENDED JANUARY 31, 2009 AND 2008, AND FROM JUNE 10, 2004 (SINCE INCEPTION) TO JANUARY 31, 2009
(Amounts expressed in US Dollars)		Cumulative 10-Jun-04 (inception) 31-Jan-09	For the Nine Months		For the Three Months
			Ended January 31		Ended January 31
	Notes		2009	2008	2009	2008

Revenue		635,959	635,959	-	167,885	-
Cost of goods sold		620,978	620,978	-	168,500	-
Gross margin		14,981	14,981	-	(615)	-

Expenses:
Selling and administrative		757,290	388,648	111,523	157,569	89,687
Amortization	7	24,745	1,787	4,434	-	1,478
Research and development	5	10,560	-	-	-	-
		792,595	390,435	115,957	157,569	91,165

Loss from continuing operations		(777,614)	(375,454)	(115,957)	(158,184)	(91,165)
Loss from discontinued operations, net	6	(206,687)	-	(61,090)	-	-
Net Loss for the Period		(984,301)	(375,454)	(177,047)	(158,184)	(91,165)

Net Loss per share from continuing operations
Basic			-	-	-	-
Diluted			-	-	-	-
Net Loss per share from discontinued operations
Basic			-	-	-	-
Diluted			-	-	-	-
Net Loss per share for the period
Basic			-	-	-	-
Diluted			-	-	-	-
Weighted average number of shares outstanding
Basic			* 85,226,726	*168,296,672	*85,454,153	*168,296,672
Diluted			* 85,226,726	*168,296,672	*85,454,153	*168,296,672

* Reflects the 4:1 stock splits effective September 27, 2006 and June 5, 2007 on a retroactive basis.

The accompanying condensed notes form an integral part of these unaudited interim consolidated financial statements.

UOMO MEDIA INC.
(Formerly FIRST SOURCE DATA, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE NINE MONTHS ENDED JANUARY 31, 2009 AND 2008, AND THE PERIOD FROM JUNE 10, 2004 (SINCE INCEPTION) TO JANUARY 31, 2009
(Amounts expressed in US Dollars)
(Page 1 of 3)
	Common Stock*	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Unamortized Stock-based Compen- sation	Total Stockholders’ Equity (Deficiency)
Balance as of June 10, 2004	-	-	-	-	-	-
Stock issued on June 10, 2004 for cash @ 0.00019 a share	144,266,672	144,267	(117,217)			27,050
Stock issued in November 2004 for cash @ 0.01250 a share	1,120,000	1,120	12,880			14,000
Stock issued in November 2004 for cash @ 0.01250 a share	1,600,000	1,600	18,400			20,000
(valued at 0.01250 a share - see note 15)
Stock issued in December 2004 for cash @ 0.01250 a share	904,400	904	10,401			11,305
Stock issued in December 2004 for cash @ 0.00625 a share	240,000	240	1,260			1,500
Stock issued in December 2004 for cash @ 0.00625 a share	240,000	240	2,760			3,000
(valued at 0.0125 a share - see note 14)
Stock issued in January 2005 for cash @ 0.01250 a share	14,240,000	14,240	163,760			178,000
(valued at 0.0125 a share - see note 5 and 15)
Stock issued in January 2005 for cash @ 0.00625 a share	264,000	264	1,386			1,650
Stock issued in January 2005 for cash @ 0.01250 a share	5,061,600	5,062	58,208			63,270
Stock issued in February 2005 for cash @ 0.00625 a share	160,000	160	840			1,000
Unamortized stock-based compensation for stockholders					(69,120)	(69,120)
Net loss, from June 10, 2004 to April 30, 2005				(164,300)		(164,300)
Balance as of April 30, 2005 (Audited)	168,096,672	168,097	152,678	(164,300)	(69,120)	87,355

UOMO MEDIA INC.
(Formerly FIRST SOURCE DATA, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE NINE MONTHS ENDED JANUARY 31, 2009 AND 2008, AND THE PERIOD FROM JUNE 10, 2004 (SINCE INCEPTION) TO JANUARY 31, 2009
(Amounts expressed in US Dollars)
(Page 2 of 3)	Common Stock*	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Unamortized Stock-based Compen- sation	Total Stockholders’ Equity (Deficiency)
Stock issued on May 10, 2005 for cash @ 0.01250 a share	200,000	200	2,300			2,500
Amortization of stock-based compensation for stockholders					23,800	23,800
Rent - Free use of existing premises for 5 months			3,500			3,500
(From December 2005 to April 2006)
Net loss for the year				(4,165)		(4,165)
Balance as of April 30, 2006 (Audited)	168,296,672	168,297	158,478	(168,465)	(45,320)	112,990

Amortization of stock-based compensation for stockholders					19,200	19,200
Rent - Free use of existing premises for 6 months			3,600			3,600
(From November 2006 to April 2007)
Net loss for the year				(138,449)		(138,449)
Balance as of April 30, 2007 (Audited)	168,296,672	168,297	162,078	(306,914)	(26,120)	(2,659)

Stock returned to Treasury and cancelled on Nov 1, 2007 (Note 13)	(83,296,672)	(83,297)	83,297			-
Issuance of Restricted Stock Units for services	87,500	88	34,912		(35,000)	-
Amortization of stock-based compensation for stockholders					19,460	19,460
Net loss for the year				(301,933)		(301,933)
Imputed interest on shareholder’s loan			4,609			4,609
Balance as of April 30, 2008 (Audited)	85,087,500	85,088	284,896	(608,847)	(41,660)	(280,523)

UOMO MEDIA INC.
(Formerly FIRST SOURCE DATA, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE NINE MONTHS ENDED JANUARY 31, 2009 AND 2008, AND THE PERIOD FROM JUNE 10, 2004 (SINCE INCEPTION) TO JANUARY 31, 2009
(Amounts expressed in US Dollars)
(Page 3 of 3)	Common Stock*	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Unamortized Stock-based Compen- sation	Total Stockholders’ Equity (Deficiency)

Issuance of Restricted Stock Units for services	648,585	649	94,668		(95,317)	-
Issuance of Restricted Stock Units as advances
Amortization of stock-based compensation for stockholders					49,122	49,122
Net loss from May 1 to January 31, 2009				(375,454)		(375,454)
Imputed interest on shareholder’s loan
(May 1 to January 31, 2009)			4,504			4,504
Balance as of January 31, 2009 (Unaudited)	85,736,085	85,737	384,068	(984,301)	(87,855)	(602,351)

* The figure in Common Stock reflects the 4:1 stock splits effective September 27, 2006 and June 5, 2007 on a retroactive basis.

The accompanying condensed notes form an integral part of these unaudited interim consolidated financial statements.

UOMO MEDIA INC.
(Formerly FIRST SOURCE DATA, INC.)
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2009 AND 2008, AND THE PERIOD
FROM JUNE 10, 2004 (SINCE INCEPTION) TO JANUARY 31, 2009
(Amounts expressed in US Dollars)	Cumulative 10-Jun-04 (inception) Through 31-Jan-09	For the Nine Months Ended 31-Jan-09	For the Nine Months Ended 31-Jan-08
Cash Flows from Operating Activities
Net Loss	$(984,301)	$(375,454)	$(177,047)
Adjustments made to reconcile net loss to net
Cash from Operating activities:
Amortization	24,745	1,787	4,434
Amortization of Stock Based Compensation	111,582	49,122	14,465
Imputed interest on Note Payable	9,113	4,504	2,901
Fair value of rent for free use of exist premises	7,100	-	-
Shares issued for services rendered
For CEO	23,640	-	-
For former CEO	80,770	-	-
For rent and utilities	5,400	-	-
For professional services	1,500	-	-
For web hosting services	6,400	-	-
Changes in operating assets and liabilities
Decrease in other receivable	-	1,646	1,175
Increase in prepaid expenses and deposits	(3,874)	-	-
Decrease/(increase) in accounts receivable	(160,735)	(160,735)	866
Increase in net advances	318,804	318,804	-
Increase in accounts payable and accruals	441,896	297,729	-
Increase in other payables	30,875	30,875	21,476
Cash flows used in operating activities	(87,085)	168,278	(131,730)
Cash Flows from Investing Activities
Increase in long term investment	259,369	259,369	-
Purchase of 15% share ownership in ticketing company	(299,235)	(299,235)
Purchase of publishing catalogue	(340,000)	(340,000)	-
Purchase of property and equipment	(24,745)	-	-
Cash flows used in investing activities	(404,611)	(379,866)	-
Cash Flows from Financing Activities
Note Payable	373,027	218,277	54,500
Cash received on subscribed common stock	136,445	-	-
Cash flows provided by financing activities	509,472	218,277	54,500
Increase/(decrease) in cash and cash equivalents	17,776	6,689	(77,230)
Cash and cash equivalents, beginning of period	-	11,087	88,388
Cash and cash equivalents, end of period	$17,776	$17,776	$11,158
Non-Cash Transaction:
Common Stock issued for services	111,150	76,150	-
Common Stock issued as advances	19,167	19,167	-

The accompanying condensed notes form an integral part of these unaudited interim consolidated financial statements.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Consolidated Financial Statements

January 31, 2009

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

NOTE 2.   GOING CONCERN

The accompanying unaudited interim consolidated financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is in a development stage and is currently developing digital music and video Web 2.0 software with commercial usage expected in the future.

Management does not believe that the Company’s current cash of $17,776 is sufficient to cover the expenses that the Company will incur during the next twelve months. The company has negative working capital and has been in deficit since inception due to recurring losses and negative cash flow from operations.  The Company’s revenues generated in the past have been from ancillary services and operation of these services has been discontinued.  The Company has embarked on a new line of business and revenues have begun to be generated.  However, there is no

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Consolidated Financial Statements

January 31, 2009

(Amounts expressed in US dollars)

NOTE 2.   GOING CONCERN (cont’d)

guarantee that the Company can continue to generate sufficient cash to fund the development of its new line of business activities.

In order to mitigate the going concern issues, Management plans to raise additional funds that the Company requires through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offering.

NOTE 3.   CASH, CASH EQUIVALENTS, SHORT AND LONG-TERM INVESTMENTS

Cash equivalents usually consist of highly liquid investments, which are readily convertible into cash with maturity of three months or less when purchased.  As at January 31, 2009, cash equivalents consist of $17,776 (April 30, 2008 - $11,087) as bank balance.

The Company's investments are recorded in the financial statements at fair value on a cost basis. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents; those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments.

Fair values for certain private equity investments are estimated by external investment managers if market values are not readily ascertainable. These valuations necessarily involve assumptions and methods that are reviewed by the Company’s management. Resulting gains or losses from investments are recognized in investment earnings.  As of January 31, 2009, investments consist of $299,235 (April 30, 2008 – $Nil) which represents a 15% share ownership in, a ticketing service company.

NOTE 4.   REVENUE RECOGNITION

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

b)

Administration:  registration, tracking, and collection of copyright royalties

c)

Creative:  creating copyrights by writing songs

d)

Licensing:  finding opportunities to monetize copyrights by placing songs on recording artists, films, television, video games, commercials

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Consolidated Financial Statements

January 31, 2009

(Amounts expressed in US dollars)

NOTE 4.   REVENUE RECOGNITION (cont’d)

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

During the first nine months of 2009, the Company earned revenue from production activities and music publishing. These revenues are recognized at the time of performance. The Company defers revenue should payments be received in advance of the above services being recorded. During the first nine months of the year, advances against royalty revenue of $48,828 was received.  The amount payable on the purchase of the publishing catalogue (Refer note 7), presented as "Advance Against Royalty Revenue", will be offset against future royalties from music publishing revenue.  To date, during this first nine months $16,570 in royalties have been earned, leaving a net balance of $32,258 in advances against royalty revenue.

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

During the fiscal period ended April 30, 2005, the Company advanced $25,000 to a consultant where the President of the Company was also a Director of the consultant. This loan was settled in full as at April 30, 2006.  No amount was due from the consultant as at January 31, 2009.

On November 25, 2004, the Company issued 1,600,000 shares of its common stock to a shareholder of the Company, partly in return for services and partly for cash (See note 15 for details).

On December 3, 2004, the Company issued 240,000 shares of its common stock to a shareholder of the Company, partly in return for services and partly for cash. The stock-based portion of this issue has been valued at $1,500, which is the fair value of the services rendered.

On January 10, 2005, the Company issued 6,560,000 shares of its common stock to the former CEO of the Company, partly in return for services and partly for cash. The stock-based portion of this issue has been valued at $82,000, which is the fair value of the shares.  The difference between the fair value of the shares issued and the services rendered has been received in cash.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Consolidated Financial Statements

January 31, 2009

(Amounts expressed in US dollars)

NOTE 5.   RELATED PARTY TRANSACTIONS (cont’d)

On January 25, 2005, the Company issued 1,920,000 shares of its common stock to the former CEO of the Company partly in return for his services and partly for cash. The stock-based portion of this issue has been valued at $24,000, which is the fair value of the shares.  The difference between the fair value of the shares issued and the services rendered has been received in cash.

On January 26, 2005, the Company issued 5,760,000 shares of its common stock to a shareholder of the Company, partly in return for web hosting services provided by her and partly for cash. The stock-based portion of this issue has been valued at $72,000, which is the fair value of shares.  The difference between the fair value of the shares issued and the services rendered has been received in cash.  This fair value of the services is being amortized and has been amortized over the term of the contract as follows:

First 36 months

- $1,600 a month

Next 8 months

- $1,665 a month

The term of the agreement is 44 months effective from January 1, 2005. The unamortized portion of this is $Nil as at January 31, 2009 (April 30, 2008 - $6,660) and has been deducted from shareholders’ equity (See note 15 for more details).

On January 1, 2006, the Company entered into an agreement with a shareholder of the Company, for a period of 12 months for the programming services to be provided on the “AdMeUp Network” which has now been discontinued. The fees for this were as follows:

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

The choice of the form in which payment of the fees shall be made shall be solely that of the Company. On January 1, 2007, the Company renewed this agreement with the same terms for a further period of 12 months to continue providing programming services on the “AdMeUp Network”.  While the “AdMeUp Network” has been discontinued, programming services were utilized until the end of this contract to develop the Company’s new digital music and video Web 2.0 software.

On April 27, 2007, a director of the Company gave an unsecured loan of $50,000 were a fair value of $46,838 calculated using the discount rate of the prime rate plus 2%, to the Company payable on demand and with no interest.  Interest has been imputed and included in Stockholder’s Equity.

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

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Consolidated Financial Statements

January 31, 2009

(Amounts expressed in US dollars)

NOTE 5.   RELATED PARTY TRANSACTIONS (cont’d)

On November 28, 2007, the Company entered into a contract to pay one of its directors 25,000 common shares  to carry out services as the Company’s director for a term of one year or until removed as a director. On April 22, 2008, the Company issued 25,000 shares of its common stock to the director. On December 1, 2008, this contract was renewed under the same terms.  On December 23, 2008, the Company issued 25,000 shares of its common stock to the director.

On December 11, 2007, the Company entered into a contract with a Managing Director to carry out services for a term of one year for cash and stock compensation. On April 22, 2008, the Company issued 62,500 shares of its common stock to the manager.  During the nine months ended January 31, 2009, $37,500 (April 30, 2008 - $20,833) has been paid by cash for professional services rendered.  On December 15, 2008, the Company renewed the contract with this Managing Director contract for a term of one more year for cash and stock compensation.  On December 23, 2008, the Company issued 446,429 shares of its common stock to the manager.

During the nine months ended January 31, 2009, $67,500 (April 30, 2008 - $40,500) has been paid by cash to the Chief Financial Officer of the Company for professional services rendered.  Prior to the appointment, on May 10, 2005, the Company issued 12,500 shares of its common stock to the Chief Financial Officer in return for cash.

During the nine months ended January 31, 2009, $90,000 (April 30, 2008 - $54,000) has been paid by cash to the CEO of the Company for professional services rendered.

As of January 31, 2009, a director of the Company gave unsecured loans totaling $106,927 having a fair value of $101,835, calculated using the discount rate of the prime rate plus 2%, to the Company, payable on demand and with no interest.

The above transactions have been measured and recorded at the fair values.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Consolidated Financial Statements

January 31, 2009

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

	Cumulative	For the		For the
	10-Jun-04 (inception) through	Nine Months Ended January 31		Three Months Ended January 31
	31-Jan-09	2009	2008	2009	2008
Revenue	618,555	-	-	-	-
Cost of goods sold	437,403	-	539	-	-
Gross margin	181,152	-	(539)	-	-

Expenses:
R&D - AdMeUp Network	24,895	-	9,600	-	4,800
Selling and Administrative allocation	362,944	-	50,951	-	18,917
NET LOSS FROM DISCONTINUED OPERATIONS	(206,687)	-	(61.090)	-	(23,717)

NOTE 7.   PROPERTY AND EQUIPMENT

January 31, 2009	Cost	Accumulated Amortization	Net book value
Computer hardware	17,736	17,736	-

April 30, 2008	Cost	Accumulated Amortization	Net book value
Computer hardware	17,736	15,949	1,787

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Consolidated Financial Statements

January 31, 2009

(Amounts expressed in US dollars)

NOTE 8.   PUBLISHING CATALOGUE

During the nine months ending January 31, 2009, the Company acquired a publishing catalogue from a third party in return for cash and common stock measured and recorded at total cost of $340,000, which equates its fair value. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition.  The excess of the asset’s carrying value over its fair value calculates the amount of the impairment loss to be recorded.  The publishing catalogue has been tested under these conditions and no impairment loss is necessary.

NOTE 9.   LONG TERM INVESTMENTS

During the nine months ending January 31, 2009, the Company acquired a 15% preferred share ownership of a ticketing service company under the following financial terms:

Cash:

$10,000 CAD cash payable by December 19, 2008 in bank draft form

$40,000 CAD payable upon execution of the agreement

$50,000 CAD cash payable June 1, 2009

$50,000 CAD cash payable October 1, 2009

UOMO Stock Units:

337,500 stock units to become free trading as of September 1, 2009

337,500 stock units to become free trading as of January 1, 2010

750,000 stock units to become free trading as of November 1, 2010

Each stock unit consists of one share of  $0.001 par value common stock valued at a total of $100,473, and one redeemable 42 month warrant to purchase one share of common stock at a price per share of $0.25 which has been valued using Black-Scholes Merton and calculated as $70,527. The warrants become exercisable and separately transferable from the shares of common stock upon the issuance of the stock, as per the aforementioned dates above.

If the Company’s stock price is under $0.15 at the time of issuance, additional stock units will be issued.

To date, the Company has only paid $50,000 CAD translated to $39,866 USD in cash. The Board of Directors will be meeting in the upcoming quarter to discuss and decide when the aforementioned stock units are to be issued to the ticketing service company.

NOTE 10.  ACCOUNTS PAYABLE AND ACCRUALS

	Jan 31, 2009	Apr 30, 2008
Accounting Charges	126,794	64,693
Professional Fees	39,750	24,377
R & D Expenses Payable	35,200	35,200
Trade Payable – Production Costs	202,911	-
Others	37,241	19,897
	441,896	144,167

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Consolidated Financial Statements

January 31, 2009

(Amounts expressed in US dollars)

NOTE 11.  NOTES PAYABLE

Notes payable include:

	Jan 31, 2009	Apr 30, 2008
Next Level Ltd.	216,100	21,000
Director	106,927	83,750
Shareholder	50,000	50,000
	373,027	154,750

On April 1, 2008, the Company issued a Notes Payable to Next Level Ltd., in consideration of a draw down unsecured loan up to an aggregate of USD 200,000 over a term of one year. Any unpaid amount of the drawn down balance borrowed is payable, on demand by Next Level Ltd. Interest payable on the principal amount is to be accrued at a floating rate equal to the prime rate plus 2%. The Company is permitted to make partial payments against the principal amount and interest at any time without penalty.  On March 26, 2008, the Company borrowed $21,000 against the total $200,000 available to be drawn down. On May 30, 2008, the Company borrowed $15,000 against the total $179,000 available to be drawn down. On July 7, 2008, the Company borrowed $40,000 against the total $164,000 available to be drawn down. During September 2008, the Company borrowed $38,000 against the total $124,000 available to be drawn down.  On October 2, 2008, the Company borrowed a further $7,000 against the total $86,000 available to be drawn down.  On November 28, 2008, the Company borrowed $20,000 against the total $79,000 available to be drawn down. On December 19, 2008, the Company borrowed $50,100 against the total $59,000 available to be draw down.  Finally on January 20, 2009, the Company borrowed $25,000 although there was only $8,900 available to be drawn down as per the terms of the loan.  Therefore, as of January 31, 2009, an amount of $16,100 was drawn over the aggregate of US$200,000.  The total interest payable on the above notes of $4,759 forms part of the selling and administrative expense in the Income statement.

On April 27, 2007, a shareholder of the Company lent an unsecured loan to the Company of $50,000 having a fair value of $46,838 calculated using the discount rate of the prime rate plus 2%, to the Company payable on demand and with no interest. As of January 31, 2009, a director of the Company lent to the Company unsecured loans totaling $106,927 having a fair value of $101,835 calculated using the discount rate of the prime rate plus 2%, to the Company payable on demand and with no interest.

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

The aforementioned sub-lease agreement was effective until November 30, 2005. Thereafter, the Company negotiated with Foreground Image Inc. to have the premises rented to the Company free of charge for the rest of the financial year until April 30, 2006.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Consolidated Financial Statements

January 31, 2009

(Amounts expressed in US dollars)

NOTE 12.  OPERATING LEASE COMMITMENTS (cont’d)

On May 1, 2006, the Company entered into a sub-lease agreement with Foreground Image Inc. to have the premises rented for $600 per month for a further 6 months until October 31, 2006.

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

NOTE 13.   STOCKHOLDERS' DEFICIENCY

The stockholders' deficiency section of the Company contains the following classes of capital stock as of January 31, 2009:

Common stock, $0.001 par value; 400,000,000* shares authorized and 85,736,085* shares issued and outstanding.

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

Q1 2005:

On June 10, 2004, the Company issued 144,266,672 shares of its common stock to the President of the Company in return for cash.

Q3 2005:

In November 2004, the Company issued 1,120,000 shares at $0.01250 a share in return for cash. In addition to that, on November 25, 2004, the Company issued 1,600,000 shares of its common stock at $0.00625 a share to a shareholder of the Company, Foreground Image Inc., partly in return for the services and partly for cash (See note 15 for details).

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Consolidated Financial Statements

January 31, 2009

(Amounts expressed in US dollars)

NOTE 14.   STOCK TRANSACTIONS (cont’d)

Q3 2005 (cont’d):

In December 2004, the Company issued 240,000 shares at $0.00625 per share and 904,400 shares at $0.01250 per share in return for cash. In addition, on December 3, 2004, the Company issued 240,000 shares of its common stock at $0.00625 per share to a shareholder of the Company, partly in return for services and partly for cash.

Q3 2008:

On November 1, 2007, the Board of Directors resolved to cancel and return to Treasury 83,296,672 of common stock to minimize the dilution of the Company in the event that the Company issued further shares for financing and acquisition purposes. No compensation was paid for this exchange.

Q4 2008

On April 22, 2008, the Company issued 25,000 shares of its common stock to a director in return for services. The market value of shares on the date of issuance was $0.40 per share.

On April 22, 2008, the Company issued 62,500 shares of its common stock to a manager of the Company in return for services.  The value of the shares was calculated on a 10-day closing trading average valued at $0.40 per share, which was also the market value of shares on the date of issuance.

Q1 2009:

On June 20, 2008, the Company issued 13,612 shares of its common stock as part of the price to acquire a publishing catalogue.  The value of the shares was calculated on a 10-day close price  trading average valued at $0.551 per share; the market value of shares on the date of issuance was $0.35 per share.

Q2 2009:

On September 17, 2008, the Company issued 47,319 shares of its common stock to an independent contractor in return for services. The value of the shares was calculated on a 10-day close price trading average valued at $0.317 per share; the market value of shares on the date of issuance was $0.30 per share.

On October 20, 2008, the Company issued 20,227 shares of its common stock as part of the compensation to acquire a publishing catalogue.  The value of the shares was calculated on a 10-day close price trading average valued at $0.206 per share; the market value of shares on the date of issuance was $0.17 per share.

On October 20, 2008, the Company issued 40,000 shares of its common stock to an independent contractor in return for services.  The market value of shares on the date of issuance was $0.17 per share.

Q3 2009:

On November 17, 2008, the Company issued a further 45,998 shares of its common stock as part of the compensation to acquire a publishing catalogue.   The value of the shares was calculated on a 10-day close price trading average valued at $0.16305 per share; the market value of shares on the date of issuance was $0.16 per share.

On November 17, 2008, the Company issued 10,000 shares of its common stock to an independent contractor in return for services.  The market value of shares on the date of issuance was $0.16 per share.

On December 23, 2008, the Company issued another 25,000 shares of its common stock to a director in return for services.  The market value of shares on the date of issuance was $0.11 per share.

On December 23, 2008, the Company issued 446,429 shares of its common stock to a manager of the Company in return for services. The value of the shares was calculated on a 10-day close price trading average valued at $0.112 per share; the market value of shares on the date of issuance was $0.11 per share.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Consolidated Financial Statements

January 31, 2009

(Amounts expressed in US dollars)

NOTE 15.   UNAMORTIZED STOCK-BASED COMPENSATION FOR STOCKHOLDERS

On November 25, 2004, the Company issued 1,600, 000 shares of its common stock to a shareholder of the Company, partly in return for services and partly for cash. The stock based compensation portion of this issue has been valued at $10,000 as the difference between the issue price ($0.000625 per share) and the grant-date fair value ($0.01250 per share) and has been amortized over the term of the contract between the Company and the shareholder as follows:

First 12 months

- $600 a month

Next 4 months

- $700 a month

The term of the agreement is 16 months effective from August 1, 2004. The unamortized portion of this is $Nil as at January 31, 2009 and has been deducted from stockholders’ deficiency.

On January 26, 2005, the Company issued 5,760,000 shares of its common stock to a shareholder of the Company, partly in return for services and partly for cash. The stock-based compensation portion of this issue has been valued at $70,920 as the difference between the issue price ($0.00019 per share) and the grant-date fair value ($0.01250 per share) and is being amortized over the term of the contract as follows:

First 36 months

- $1,600 a month

Next 8 months

- $1,665 a month

The term of the agreement is 44 months effective from January 1, 2005. The unamortized portion of this is $Nil as at October 31, 2008 (April 30, 2008 - $6,660) and has been deducted from stockholders’ deficiency.

On April 22, 2008, the Company issued 25,000 shares of its common stock to a director of the Company in return for services.  The stock based compensation issued has been valued at $10,000 ($0.40 per share) which was the fair value of the stock on the date of issuance.  The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation is being amortized over the term of the service contract between the Company and the director starting May 1, 2008. The unamortized portion of this is $2,500 as at January 31, 2009 and has been deducted from stockholders’ deficiency.  On December 23, 2008, the Company issued another 25,000 shares of its common stock to the director in return for services. The stock based compensation issued has been valued at $2,750 ($0.11 per share) which was the fair value of the stock on the date of issuance.  The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation is being amortized over the term of the service contract between the Company and the director starting January 1, 2009. The unamortized portion of this is $2,521 as at January 31, 2009 and has been deducted from stockholders’ deficiency.

On April 22, 2008, the Company issued 62,500 shares of its common stock to a manager of the Company in return for services.  The stock based compensation issued has been valued at $25,000 ($0.40 per share) which was the fair value of the stock on the date of issuance.  The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation is being amortized over the term of the service contract between the Company and the manager starting May 1, 2008. The unamortized portion of this is $6,250 as at January 31, 2009 and has been deducted from stockholders’ deficiency. On December 23, 2008, the Company issued 446,429 shares of its common stock to the manager in return for services. The stock based compensation issued has been valued at $50,000 ($0.112 per share); the fair value of the stock on the date of issuance was $0.11. The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation is being amortized over the term of the service contract between the Company and the manager starting January 1, 2009. The unamortized portion of this is $45,833 as at January 31, 2009 and has been deducted from stockholders’ deficiency.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Consolidated Financial Statements

January 31, 2009

(Amounts expressed in US dollars)

NOTE 15.   UNAMORTIZED STOCK-BASED COMPENSATION FOR STOCKHOLDERS (cont’d)

On June 20, 2008, the Company acquired a publishing catalogue in return for cash and common stock.  The Company issued 13,612 shares of its common stock as well as $14,710 in cash as part of the compensation to acquire the publishing catalogue. The stock based compensation issued has been valued at $7,500 ($0.551 per share); the fair value of the stock on the date of issuance was $0.35 per share.  The stock must be held for a minimum of six months from the date of issuance. The amount of the stock portion of this compensation is being amortized over one year starting July 1, 2008. The unamortized portion of this is $3,125 as at January 31, 2009 and has been deducted from stockholders’ deficiency.  On November 17, 2008, the Company issued 45,998 more shares of its common stock as part of this same compensation to acquire the publishing catalogue. The stock based compensation issued has been valued at $7,500 ($0.16305 per share); the fair value of the stock on the date of issuance was $0.16 per share.  The stock must be held for a minimum of six months from the date of issuance. The amount of the stock portion of this compensation is being amortized over one year starting December 1, 2008. The unamortized portion of this is $6,250 as at January 31, 2009 and has been deducted from stockholders’’ deficiency.

On September 17, 2008, the Company issued 47,319 shares of its common stock to an independent contractor in return for services. The stock based compensation issued has been valued at $15,000 ($0.317 per share); the fair value of the stock on the date of issuance was $0.30 per share.  The stock must be held for a minimum of six months from the date of issuance. The amount of this compensation is being amortized over the term of the service contract between the Company and the independent contractor starting November 1, 2008. The unamortized portion of this is $11,250 as at January 31, 2009 and has been deducted from stockholders’ deficiency.

On October 20, 2008, the Company acquired a publishing catalogue in return for cash and common stock.  The Company issued 20,227 shares of its common stock as well as $6,918 in cash as part of the price to acquire the publishing catalogue. The stock based compensation issued has been valued at $4,167 ($0.206 per share); the fair value of the stock on the day of issuance was $0.17 per share.  The stock must be held for a minimum of six months from date of issuance. The amount of the stock portion of this compensation is being amortized over one year starting November 1, 2008. The unamortized portion of this is $3,125 as at January 31, 2009 and has been deducted from stockholders’ deficiency.

On October 20, 2008, the Company issued 40,000 shares of its common stock to a manager of the Company in return for services.  The stock based compensation issued has been valued at $6,800 ($0.17 per share) which was the fair value of the stock on the date of issuance.  The stock must be held for a minimum of six months from the date of issuance. The amount of this compensation is to be amortized over the term of the service contract between the Company and the manager starting November 1, 2008. The unamortized portion of this is $5,667 as at January 31, 2009 and has been deducted from stockholders’ deficiency.

On November 17, 2008, the Company issued 10,000 shares of its common stock to an independent contractor in return for services. The stock based compensation issued has been valued at $1,600 ($0.16 per share) which was the fair value of the stock on the day of issuance.  The stock must be held for a minimum of six months from the date of issuance. The amount of this compensation is being amortized over the term of the service contract between the Company and the independent contractor starting December 1, 2008. The unamortized portion of this is $1,333 as at January 31, 2009 and has been deducted from stockholders’ deficiency.

The total unamortized portion of stock based compensation for shareholders is $87,855 as at January 31, 2009 (April 30, 2008 - $41,660) and has been deducted from stockholders’ deficiency.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Consolidated Financial Statements

January 31, 2009

(Amounts expressed in US dollars)

NOTE 16.   WEB HOSTING SERVICE AND PROGRAMMING SERVICE AGREEMENTS

The Company entered into a web hosting service agreement with a shareholder of the Company to install and service the Company’s servers.

In return for these services, on January 26, 2005, the Company issued 5,760,000 shares of its common stock to the shareholder for cash at $0.00019 per share where the issue-date share price has been determined as $0.01250 per share. The stock-based compensation portion of this issue has been valued at $70,920 as the difference between the issue price ($0.00019 per share) and the grant-date fair value. ($0.0125 per share) and has been amortized over the term of the contract as follows:

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

January 31, 2009

(Amounts expressed in US dollars)

NOTE 17.   COMMITMENTS

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

On December 11, 2007, the Company entered into an Independent Contractor Agreement with the Managing Director of UOMO Publishing division, under which the Managing Director would be compensated $4,167 per month to continue performing services for a period of twelve months to December 10, 2008.  On December 15, 2008, the Company renewed this contract for a term of another twelve months.

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

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Condensed Notes to Unaudited Interim Consolidated Financial Statements

January 31, 2009

(Amounts expressed in US dollars)

NOTE 17.   COMMITMENTS (cont’d)

On January 16, 2009, the Company acquired a 15% preferred share ownership of a ticketing service company in consideration for cash, stock, and warrants.  Under the terms of the agreement, the following payments will be further required:

Cash:

$50,000 CAD payable June 1, 2009

$50,000 CAD payable October 1, 2009

UOMO Stock Units:

337,500 stock units to become free trading as of September 1, 2009

337,500 stock units to become free trading as of January 1, 2010

750,000 stock units to become free trading as of November 1, 2010

Each stock unit consists of one share of $0.001 par value common stock valued at a total of $100,473, and one redeemable 42 month warrant to purchase one share of common stock at a price per share of $0.25 which has been valued using Black-Scholes Merton and calculated as $70,527.

NOTE 18.   SUBSEQUENT EVENTS

On February 26, 2009, the Company issued a promissory note to a director of the Company in consideration of $16,750 of cash that was borrowed on the same date. The note is payable on demand and with no interest.

NOTE 19.   GEOGRAPHIC INFORMATION

All the Company's operations and assets are located in Canada.

NOTE 20.   COMPARATIVE FIGURES

The comparative figures have been re-classified to conform to the current period’s presentation.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis compares our results of operations for the nine months ended January 31, 2009 to the same period in 2008. This discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended January 31, 2009. This quarterly report contains certain forward-looking statements and our future operation results could differ materially from those discussed herein.

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

Investments are recorded in the financial statements at fair value on a cost basis. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents; those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments.

Fair values for certain private equity investments are estimated by external investment managers if market values are not readily ascertainable. These valuations necessarily involve assumptions and methods that we review. Resulting gains or losses from investments are recognized in investment earnings.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2009 AS COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 2008

Revenue

For the nine months ended January 31, 2009, we generated $635,959 in revenues. For the nine months ended January 31, 2008, no revenues were generated. Our revenues generated in the past had been from ancillary services and operation of these services has been discontinued as of September 25, 2007.  Since we have embarked on our new line of business, $635,959 is the total revenues generated from continued operations to date.  Since our inception on June 10, 2004, we have had revenues from discontinued operations of $618,555.

Cost of Goods Sold

During the nine months ended January 31, 2009, we incurred $620,978 in cost of goods sold expense for providing production services.  Since we did not generate any revenues for the nine months ended January 31, 2008, we did not incur any cost of goods sold expense during this period.

Expenses

During the nine months ended January 31, 2009, we incurred total expenses from continuing operations of $390,435 comprised of selling and administrative expense of $388,648 and amortization expense of $1,787.  For the same nine month period ended January 31, 2008, we incurred total expenses from both continuing and discontinued operations of $177,047 comprised of selling and administrative expense of $111,523 from continuing operations, amortization expense of $4,434, and $61,090 from discontinued operation. The largest three expenses in the nine months ended January 31, 2009, besides Cost of Goods Sold expense of $620,978, were $180,683 for consulting and management services, $74,759 for accounting fees, and $52,042 for loss on foreign exchange, compared to $62,345 for consulting and management services, $29,673 for accounting fees, and $25,371 for advertising and promotion fees, the three largest expenses for the nine months ended January 31, 2008.  Expenses were higher in the nine months ended January 31, 2009 due to increased operations.  As well, an adjustment for foreign exchange was recognized this quarter to recognize the actual loss for the nine months ended January 31, 2009 on revenue and corresponding accounts receivable.

There were no research and development expenses in either of the nine month periods which pertain to development of the AdMeUp Network as this has been discontinued. The AdMeUp Network is no longer in development, however, we intend to use a portion of the code that was developed for our digital video and sound operations.

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

Therefore, as of October 31, 2007, all of our revenues and 70% of our research and development expense, as well as a 70% allocation of our selling and administrative expense, since inception, have been classified as discontinued operations.

Net Income/Loss

During the nine month period ended January 31, 2009, we incurred a net loss of $375,454 compared with a net loss of $177,047 for the nine month period ended January 31, 2008. Our expenses for the nine month period ended January 31, 2009 were higher than the same period during the previous fiscal year primarily due to our increased operations.  While we did recognize revenue in the nine month period ended January 31, 2009, we also incurred the corresponding Cost of Goods sold of $620,978, as well as overall increased expenses due to increase in activity and personnel, as well as the adjustment to actual loss on foreign exchange.

LIQUIDITY AND CAPITAL RESOURCES

We do not yet have an adequate source of reliable, long-term revenue to fund operations. We may not achieve a consistent and reliable revenue stream adequate to support continued operations and development of our new line of business activities.

As of January 31, 2009, we had cash and cash equivalents of $17,776. We had total current assets of $182,385, which includes $3,874 in prepaid expenses and deposits. Our liquidity as of January 31, 2009 should be interpreted in conjunction with a recorded liability of $373,027 loan payable on demand.

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

SUBSEQUENT EVENTS

On February 26, 2009, we issued a promissory note to a director of the Company in consideration of $16,750 of cash that was borrowed on the same date. The note is payable on demand and with no interest.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of January 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of January 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We have a short operating history and have not been profitable since our incorporation in June 2004. Since inception until January 31, 2009, we have had only five customers from discontinued operations. Since we have embarked on our new line of business, we have just begun generating revenues from our continuing operations.  Even if we obtain future revenues sufficient to continue to expand our operations, increased operational or marketing expenses could adversely affect our liquidity. The limited extent of our assets and revenues, our early stage of development, and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. We have no significant assets or financial resources. Our lack of operating history makes it very difficult for you to make an investment decision based upon our managerial skill. We may never become profitable and our stockholders may lose their entire investment.

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

We have limited cash which we anticipate will be insufficient to fund our plan of operations for the three months ending April 30, 2009 and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We have limited capital reserves to finance expansion or to protect us from a downturn in business. We currently do not have sufficient cash to fund operations for the three months ending April 30, 2009. We will need to raise additional funds to fully fund our operations over the three month period beginning February 1, 2009. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by new business. If additional shares are issued to raise capital, our existing stockholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.  We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

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

Douglas McClelland, one of our former directors, controls approximately 71% of our common shares, and he may not vote his shares in a manner that benefits minority stockholders.

As of January 31, 2009, Douglas McClelland, one of our former directors, owns approximately 71% of our voting stock. As a result, Mr. McClelland exercises significant control over our business affairs and policy. Mr. McClelland is able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring, or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of Mr. McClelland. In addition, Mr. McClelland may not have an interest in fully promoting the sale of our common stock if such sales would reduce the opportunity for him to sell his own shares at any time in the future.

Our common stock has experienced in the past, and is expected to experience in the future, significant price and volume volatility, which substantially increases the risk that our stockholders may not be able to sell their shares at or above the price that they paid for the shares.

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. From May 1, 2008 and through January 31, 2009, our common stock was sold and purchased at prices that ranged from a high of $0.69 to a low of $0.06 per share (with prices adjusted for a four-to-one forward split in our stock that occurred on June 6, 2007). An inability for our stockholders to sell their shares in a rapidly declining market as a result of the illiquidity in our stock may substantially increase their risk of loss because the price for our common stock may suffer greater declines due to its price volatility.

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

On April 22, 2008, we issued 25,000 shares of our restricted common stock to J. Sean Diaz, as compensation for serving on our board of directors, valued at $10,000. On December 23, 2008, in compensation for renewing this contract for another term, we issued another 25,000 shares of our restricted common stock, valued at $2,750.

On April 22, 2008, we issued 62,500 shares of our restricted common stock to Peter Coquillard, as compensation for serving as the Managing Director of our Publishing division, valued at $25,000. On December 23, 2008, we renegotiated this contract for another term of service in exchange for compensation of 446,429 shares of our restricted common stock, valued at $50,000.

On June 20, 2008, we issued 13,612 shares of our restricted common stock to Christopher Perry, as part of the compensation to acquire a publishing catalogue, valued at $7,500. On November 17, 2008, we issued a further 45,998 shares of our restricted common stock, valued at $7,500 as part of the compensation for this publishing catalogue.

On September 17, 2008, we issued 47,319 shares of our restricted common stock to Carolyn Cottingham in return for services, valued at $15,000.

On October 20, 2008, we issued 20,227 shares of our restricted common stock to Nicole Hughes, as part of the compensation to acquire a publishing catalogue, valued at $4,167.

On October 20, 2008, we issued 40,000 shares of our restricted common stock to Katrina Lopes, as compensation for serving as the Director of Management Services, valued at $6,800.

On November 17, 2008, we issued 10,000 shares of our restricted common stock to Sarah Thompson in return for services, valued at $1,600.

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

10.6.

Director Service Agreement between UOMO Media Inc. and J. Sean Diaz, dated December 1, 2008 (included as Exhibit 10.1 to the Form 8-K filed December 5, 2008 and incorporated herein by reference).

10.7.

Independent Contractor Agreement between UOMO Media Inc. and Peter Coquillard, dated December 15, 2008 (included as Exhibit 10.1 to the Form 8-K filed December 19, 2008 and incorporated herein by reference).

10.8

Agreement between UOMO Media Inc. and Gettickets E Solutions Inc. dated January 16, 2009

(included as Exhibit 2.1 to the Form 8-K filed January 22, 2009 and incorporated herein by reference).

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

March 23, 2009

By

/s/ Jueane Thiessen

Jueane Thiessen

Chief Financial Officer and Principal Accounting Officer

Date

March 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Camara Alford

Camara Alford

Chairman of the Board of Directors

Date

March 23, 2009

By

/s/ Jueane Thiessen

Jueane Thiessen

Director

Date

March 23, 2009

By

/s/ J. Sean Diaz

J. Sean Diaz

Director

Date

March 23, 2009

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

Date: March 23, 2009

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

Date: March 23, 2009

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

The quarterly report on Form 10-Q for the six month period ended January 31, 2009 (the "Form 10-Q") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 23, 2009

/s/  Camara Alford

-------------------------------------

By:  Camara Alford

Chief Executive Officer

Date: March 23, 2009

 /s/ Jueane Thiessen

-------------------------------------

By: Jueane Thiessen

Chief Financial Officer and Principal Accounting Officer