Form 10-K
period 2009-04-30
UOMO Media Inc.
filed 2009-08-13
CIK 1350573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer
Accelerated filer

Non-accelerated filer    (Do not check if a smaller reporting company)

     Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of October 31, 2008: $4,200,900.

As of August 13, 2009, the registrant had 85,736,085 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

UOMO MEDIA INC.

FORM 10-K

For the fiscal year ended April 30, 2009

TABLE OF CONTENTS

      PAGE NUMBER

PART I

Item 1.

Business.

5

Item 1A.

Risk Factors.

9

Item 2.

Properties.

13

Item 3.

Legal Proceedings.

  13

Item 4.

Submission of Matters to a Vote of Security Holders.

13

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities.

13

Item 6.

Selected Financial Data.

15

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of

Operations.

15

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

21

Item 8.

Financial Statements and Supplementary Data.

22

Item 9.

Changes in and Disagreements With Accountants on Accounting

and Financial Disclosure.

52

Item 9A(T).  Controls and Procedures.

52

Item 9B.

Other Information.

53

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

53

Item 11.

Executive Compensation.

56

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters.

58

Item 13.

Certain Relationships and Related Transactions, and Director Independence

59

Item 14.

Principal Accountant Fees and Services.

60

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

61

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

We have not been profitable since our incorporation. We have no significant assets or financial resources. The limited extent of our assets and revenues, our early stage of development, and our limited operating history make us subject to the risks associated with start-up companies, including negative cash flows. Our independant registered public accounting firm issued a report to the effect that certain conditions raise substantial doubt about our ability to continue as a going concern.

PRINCIPAL PRODUCTS AND SERVICES

We have remained in the development stage as, to April 30, 2009, we has been in a start-up/investment phase of the new line of business activities, setting up new business relationships and future processes.  However we have been able to generate some revenues during the fiscal year.

Our revenues are earned in the form of production, management fees, and royalties from four categories of services, comprising of four divisions. These divisions are described below. The Company negotiates similar contract terms prior to performing services under any of the categories below.

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

Licensing:  finding opportunities to monetize copyrights by placing songs on recording artists, films, television, video games, commercials

ii)

Recorded Music:

The Company earns revenue from the ownership of master recordings.  UOMO Recorded Music has three core functions:

a)

Catalogue acquisition

b)

Talent acquisition for/and production activities

c)

Distribution arrangements for projects

UOMO Recorded Music is the record label division of UOMO. Production services also falls under this division.

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

CUSTOMERS

From September 25, 2007, when our line of business changed, to April 30, 2008, we did not have any revenues.  For the year ended April 30, 2009, we began earning revenue from production activities and music publishing.

For the year ended April 30, 2009, we had twenty-two production customers.  Of our production customers, our two largest customers were VideoFact and Universal Music.  In the twelve month period ended April 30, 2009, we received $455,309 in revenues from grant funds provided by VideoFact, a foundation to assist Canadian talent and production, and $72,345 from Universal Music.  $309,742, the balance of our production revenues was dispersed between our remaining twenty customers.

We also received $20,741 in music publishing and other miscellaneous management revenues from our various customers.  All of our music publishing revenues were administered by Nettwerk One Music (Canada) Limited.

Since inception until September 25, 2007, under our old business operations, we had non-renewable service contracts with five customers for ancillary services. We have received $618,555 in revenues from discontinued operations from these five customers.

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

INTELLECTUAL PROPERTY

As of April 30, 2009, we do not own any patents or trademarks. We are not licensing any product or service from a third party that is material to our business.  However, it our intent to acquire entertainment-related intellectual property rights such as publishing and copyrights.

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

RESEARCH AND DEVELOPMENT

For the fiscal year ended April 30, 2009, we spent $Nil on research and development activities. For the fiscal year ended April 30, 2008, we spent approximately $9,600 on research and development activities, however, these expenses are included in loss from discontinued operations.

EMPLOYEES AND CONTRACTORS

As of August 13, 2009, we did not have any full or part-time employees.  As of August 13, 2009, we had three contractors who served as our Company’s management, two of which serve on our board of directors, Camara Alford and Jueane Thiessen. Camara Alford is also our Chairman and Chief Executive Officer, and Jueane Thiessen is also our Chief Financial Officer and Secretary.  The third contractor, Peter Coquillard serves as Managing Director of our Publishing division.

We retain contractors to provide services related to our administration, management and development, and to provide business development and services as necessary based on the phase of the business plan and available funds.

Our freelance contractors include management consultants, production crew, and business document writers. As of August 13, 2009, our principal freelance contractors were Katrina Lopes, John Nadalin, and Randall Thorne.  Katrina Lopes provides client management services.  Both John Nadalin and Randall Thorne provide production services.  Prior to September 25, 2007, Lenka Gazova was our principal freelance contractor, providing software programming and website hosting services. From time to time, we have retained contractors for one-off purposes, such as to carry out business analysis or to disseminate news through various online distributors, according to the needs of our customers.

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

The independent auditor’s opinion on our financial statements for the year ended April 30, 2009 includes an explanatory paragraph to their audit opinion stating that there are certain conditions that raise substantial doubt about our ability to continue as a going concern.

Our continued operations are contingent on our ability to raise additional capital and obtain financing and success in future operations. If we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital, we may have to substantially curtail our operations and business plan. If we do not achieve sufficient revenues to meet our future obligations, we intend to seek sufficient financial resources by issuing shares of common stock, borrowing cash from a bank or one of our directors, or a combination of these activities. We may be unable to obtain additional financing using any of these methods. These conditions raise substantial doubt about our ability to continue as a going concern. However, our financial statements do not include any adjustments that might result if we are unable to continue our business. The report of our independent auditors for the year ended April 30, 2009 states that our current status and recent change in line of business raises substantial doubt about our ability to continue as a going concern. Until such time we receive additional debt or equity financing, there is a risk that our auditors will continue to include a going concern provision in their reports.

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

We have limited cash which we anticipate will be insufficient to fund our plan of operations for the twelve months ending April 30, 2010 and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We have limited capital reserves to finance expansion or to protect us from a downturn in business. We currently do not have sufficient cash to fund operations for the twelve months ending April 30, 2010. We will need to raise additional funds to fully fund our operations for the twelve month period beginning May 1, 2009. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by new business. If additional shares are issued to raise capital, our existing stockholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.  We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

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

As of April 30, 2009, Douglas McClelland, one of our former directors, owns approximately 71% of our voting stock. As a result, Mr. McClelland exercises significant control over our business affairs and policy. Mr. McClelland is able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring, or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of Mr. McClelland. In addition, Mr. McClelland may not have an interest in fully promoting the sale of our common stock if such sales would reduce the opportunity for him to sell his own shares at any time in the future.

Our common stock has experienced in the past, and is expected to experience in the future, significant price and volume volatility, which substantially increases the risk that our stockholders may not be able to sell their shares at or above the price that they paid for the shares.

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. From March 25, 2009 and through July 25, 2009, our common stock was sold and purchased at prices that ranged from a high of $1.06 to a low of $0.06 per share (with prices adjusted for a four-to-one forward split in our stock that occurred on June 6, 2007). An inability for our stockholders to sell their shares in a rapidly declining market as a result of the illiquidity in our stock may substantially increase their risk of loss because the price for our common stock may suffer greater declines due to its price volatility.

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

Item 2.

Properties

Our business operations are conducted from our principal executive offices at 161 Bay St. 27th Floor, Toronto, Ontario, Canada, M5J 2S1, which we have leased from Regus Business Centres from May 1, 2007 to April 30, 2009, and have renewed for an additional one-year period. We believe that all of our facilities are adequate for current operations for at least the next twelve months. However, we expect that we could locate other suitable facilities at our current address at comparable rates, should we need more space.

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

Item 4.

Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended April 30, 2009, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

For the Fiscal Year Ended April 30, 2009	High	Low
Quarter ended July 31, 2008	$ 0.80	$ 0.25
Quarter ended October 31, 2008	$ 0.50	$ 0.15
Quarter ended January 31, 2009	$ 0.21	$ 0.05
Quarter ended April 30, 2009	$ 0.13	$ 0.06

For the Fiscal Year Ended April 30, 2008	High	Low
Quarter ended July 31, 2007	$ 0.29	$ 0.145
Quarter ended October 31, 2007	$ 0.45	$ 0.19
Quarter ended January 31, 2008	$ 0.74	$ 0.47
Quarter ended April 30, 2008	$ 0.72	$ 0.30

For the Fiscal Year Ended April 30, 2007	High	Low
Quarter ended April 30, 2007*	$ 0.163	$ 0.08

*From March 26, 2007 through April 30, 2007

DIVIDENDS

Since our inception, no dividends have been paid on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

HOLDERS

As of August 13, 2009, we had 85,736,085 shares of our common stock outstanding and our shares of common stock were held by approximately 29 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

On June 20, 2008, we issued 13,612 shares of our restricted common stock, valued at $7,500 to Christopher Perry, as part compensation to acquire a publishing catalogue.

On September 17, 2008, we issued 47,319 shares of our restricted common stock to Carolyn Cottingham, in return for services, valued at $15,000.

On October 20, 2008, we issued 20,227 shares of our restricted common stock, valued at $4,167 to Nicole Hughes, as part compensation to acquire a publishing catalogue.

On October 20, 2008, we issued 40,000 shares of our restricted common stock to Katrina Lopes, as compensation for client management services, valued at $6,800.

On November 17, 2008, we issued a further 45,998 shares of our restricted common stock, valued at $7,500 to Christopher Perry, as part compensation on the acquisition of a publishing catalogue.

On November 17, 2008, we issued 10,000 shares of our restricted common stock to Sarah Thompson, as compensation for public relations and writing services valued, at $1,600.

On December 23, 2008, we issued another 25,000 shares of our restricted common stock to J. Sean Diaz, as compensation for serving on our board of directors for another year, valued at $2,750.

On December 23, 2008, we issued 446,429 shares of our restricted common stock to Peter Coquillard, as compensation for serving as the Managing Director of our Publishing division for another year, valued at $50,000.

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

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis compares our results of operations for the twelve months ended April 30, 2009 to the same period in 2008. This discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this annual report for the year ended April 30, 2009. This annual report contains certain forward-looking statements and our future operation results could differ materially from those discussed herein.

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

Cash, Cash Equivalents, and Long Term Investments

Cash equivalents usually consist of highly liquid investments, which are readily convertible into cash with maturity of three months or less when purchased.  As at April 30, 2009, cash equivalents consist of $16,321 (April 30, 2008 - $11,087) as bank balance.

Cash is designated as “held-for-trading” and is measured at carrying value, which approximates fair value.

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

•

collection is reasonably assured.

The Company earns revenues in the form of production, management fees, and royalties from four categories of services, comprising of four divisions. These divisions are described below. The Company negotiates similar contract terms prior to performing services under any of the categories below.

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

Licensing:  finding opportunities to monetize copyrights by placing songs on recording artists, films, television, video games, commercials

ii)

Recorded Music:

The Company earns revenue from the ownership of master recordings.  UOMO Recorded Music has three core functions:

a)

Catalogue acquisition

b)

Talent acquisition for/and production activities

c)

Distribution arrangements for projects

UOMO Recorded Music is the record label division of UOMO. Production services also falls under this division.

iii)

Digital Distribution:

The Company has been developing digital music and video Web 2.0 software.

iv)

Talent Management:

The Company earns a percentage of gross revenues for all projects it manages.

For the year ending April 30, 2009, the Company earned revenue from production activities and music publishing. These revenues are recognized at the time of performance. The Company defers revenue should payments be received in advance of the above services being recorded.

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

.

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

In April 2009, the FASB issued SFAS 164 “Not for Profit Entities; Mergers and Acquisitions-Including an amendment of FASB Statement No. 142”.  SFAS 164 establishes principles and requirements for when a not-for-profit agency entity combines with one or more other not-for profit entities, businesses, or nonprofit activities.  This Statement improves the relevance, representational faithfulness, and comparability of the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition.  This Statement is effective for mergers for which the merger date is on or after the beginning of an initial reporting period beginning on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2009.  The Company does not expect SFAS 164 to have a material effect on its consolidated financial statements.

In May 2009, the FASB issued SFAS 165 “Subsequent Events”.  SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or available to be issued.  In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company does not expect SFAS 165 to have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS 166 “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140”.  SFAS 166 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  This Statement must be applied to transfers occurring on or after the effective date.  The Company does not expect SFAS 166 to have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS 167 “Amendments to FASB Interpretation No. 46(R)”.  SFAS 167 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance.  It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect SFAS 167 to have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS 168 “ The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162”.  The FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Following SFAS 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature no included in the Codification will become nonauthoritative.  The Company does not expect SFAS 168 to have a material effect on its consolidated financial statements.

None of these recent pronouncements are applicable to our Company or have a material effect on our results of operations or financial position.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED APRIL 30, 2009 AS COMPARED TO THE TWELVE MONTHS ENDED APRIL 30, 2009

Revenue

For the year ended April 30, 2009, we generated $858,137 in revenues. For the year ended April 30, 2008, no revenues were generated. Our revenues generated in the past had been from ancillary services and operation of these services has been discontinued as of September 25, 2007.  Since we have embarked on our new line of business, $858,137 is the total revenues generated from continued operations to date.  Since our inception on June 10, 2004, we have had revenues from discontinued operations of $618,555.

Cost of Goods Sold

During the year ended April 30, 2009, we incurred $849,001 in cost of goods sold expense for providing production services.  Since we did not generate any revenues for the year ended April 30, 2008, we did not incur any cost of goods sold expense during this period.

Expenses

During the year ended April 30, 2009, we incurred total expenses from continuing operations of $467,298 comprised of selling and administrative expense of $465,511 and amortization expense of $1,787.  During the year ended April 30, 2008, we incurred total expenses, from both continuing and discontinued operations of $301,933 comprised of selling and administrative expense of $234,931 from continuing operations, amortization expense of $5,912, and $61,090 from discontinued operation. The largest three expenses in the year ended April 30, 2009, besides Cost of Goods Sold expense of $849,001, were $254,763 for consulting and management services, $97,259 for accounting fees, and $23,934 for travel expenses, compared to $110,007 for consulting and management services, $54,276 for accounting fees, and $37,656 for advertising and promotion fees, the three largest expenses for the year ended April 30, 2008.  Expenses were higher in the year ended April 30, 2009 due to increased operations.

There were no research and development expenses from continuing operations in either of the twelve month periods which pertain to development of the AdMeUp Network as this has been discontinued. The AdMeUp Network is no longer in development, however, we intend to use a portion of the code that was developed for our digital video and sound operations.

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

Net Income/Loss

During the year ended April 30, 2009, we incurred a net loss of $458,162 compared with a net loss of $301,933 for the year ended April 30, 2008. Our expenses for the year ended April 30, 2009 were higher than the same period during the previous fiscal year primarily due to our increased operations.  While we did recognize revenue in the year ended April 30, 2009, we also incurred the corresponding Cost of Goods sold of $849,001, as well as overall increased expenses due to increase in activity and personnel.

LIQUIDITY AND CAPITAL RESOURCES

We do not yet have an adequate source of reliable, long-term revenue to fund operations. We may not achieve a consistent and reliable revenue stream adequate to support continued operations and development of our new line of business activities.

As of April 30, 2009, we had cash and cash equivalents of $16,321. We had total current assets of $247,800, which is made up of $228,280 in accounts receivable and $3,199 in prepaid expenses and deposits. Our liquidity as of April 30, 2009 should be interpreted in conjunction with a recorded liability of $411,454 loan payable on demand.

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

SUBSEQUENT EVENTS

On May 18, 2009, we entered into a joint venture partnership agreement to form a newly created digital strategy and communication company called Bassline.

In May 2009, we added a new marketing division called AdUOMO to focus on product placements and celebrity endorsement opportunities within entertainment properties.

On June 15, 2009, we issued a promissory note to a director of the Company in consideration of $10,000 CAD, or approximately $8,817 USD of cash that was borrowed on the same date. The note is payable on demand and with no interest.

On June 29, 2009, we issued a note payable to Next Level Ltd., in consideration of a draw down unsecured loan up to an aggregate of USD 250,000 over a term of one year. Any unpaid amount of the drawn down balance borrowed is payable on demand to Next Level Ltd. Interest payable on the principal amount is to be accrued at a floating rate equal to the prime rate plus 2%. We are permitted to make partial payments against the principal amount and interest at any time without penalty.

In June 2009, we entered into management, co-publishing and record production agreements, with Desman Inc.

On July 16, 2009, the Company entered into a music agreement and an agreement for promotional appearances with Colgate-Palmolive Canada Inc.

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

Item 8.

Financial Statements and Supplementary Data

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2009 AND 2008, AND THE PERIOD FROM

 JUNE 10, 2004 (INCEPTION) TO APRIL 30, 2009

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

UOMO MEDIA INC.

Page #

Report of Independent Registered Public Accounting Firm	23

Consolidated Balance Sheets as of April 30, 2009 and April 30, 2008	24

Consolidated Statements of Operations and Comprehensive Loss for the Years ended April 30, 2009 and 2008, and the Period from June 10, 2004 (Inception) to April 30, 2009	25

Consolidated Statements of Changes in Stockholders’ Deficiency for the Years ended April 30, 2009 and 2008 and the Period from June 10, 2004 (Inception) to April 30, 2009	26-28

Consolidated Statements of Cash Flows for the Years ended April 30, 2009 and 2008, and the Period from June 10, 2004 (Inception) to April 30, 2009	29

Notes to Consolidated Financial Statements	30-51

Schwartz Levitsky Feldman llp

CHARTERED ACCOUNTANTS

LICENSED PUBLIC ACCOUNTANTS

TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

UOMO Media Inc. (Formerly First Source Data, Inc.)

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of UOMO Media Inc. (Formerly First Source Data, Inc.) (A Development Stage Company incorporated in the State of Nevada) as of April 30, 2009 and 2008 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficiency and cash flows for the years ended April 30, 2009 and 2008 and for the period from June 10, 2004 (date of inception) to April 30, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UOMO Media Inc. (Formerly First Source Data, Inc.) as of April 30, 2009 and April 30, 2008, the results of its operations and its cash flows for the years ended April 30, 2009 and April 30, 2008 and for the period from June 10, 2004 (date of inception) to April 30, 2009 in accordance with generally accepted accounting principles in the United States of America.

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

"Schwartz Levitsky Feldman"

Toronto, Ontario, Canada

Chartered Accountants

July 22, 2009

Licensed Public Accountants

1167 Caledonia Road

Toronto, Ontario M6A 2X1

Tel:  416 785 5353

Fax:  416 785 5663

UOMO MEDIA INC.
(Formerly FIRST SOURCE DATA, INC.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 2009 AND 2008
(Amounts expressed in US Dollars)
	Notes	30-Apr-09	30-Apr-08
ASSETS
Current Assets:
Cash and Cash Equivalents		16,321	11,087
Accounts Receivable (less Allowance for Doubtful Accounts		228,280	-
$ Nil & $ Nil at April 30, 2009 and 2008 respectively)
Prepaid Expenses and Deposits	7	3,199	3,874
Other Receivable	8	-	1,646
		247,800	16,607
Publishing Catalogue	10	340,000	-
Long Term Investments	11	299,235	-
Property and Equipment	9	-	1,787
TOTAL ASSETS		$887,035	$18,394
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Advances Against Royalty Revenue – Publishing Catalogue		32,258	-
Accounts Payable and Accruals	12	511,326	144,167
Notes Payable	13	411,454	154,750
Other Payable	14	42,189	-
		997,227	298,917
Long Term Investment Payable		259,369	-
Advances Against Royalty Revenue		281,754	-
		1,538,350	298,917
COMMITMENTS AND CONTINGENCIES (NOTE 15 & 22)
GOING GONCERN (NOTE 2) RELATED PARTY TRANSACTIONS (NOTE 5)
Stockholders' Deficiency:
Capital Stock
Authorized:	17
Common stock (400,000,000 @ par value of $ 0.001)
Issued:
Common Stock	17	85,737	85,088
Additional Paid in Capital		385,232	284,896
Unamortized Stock-based Compensation for Stockholders	19	(55,275)	(41,660)
Deficit Accumulated During Development Stage		(1,067,009)	(608,847)
Total Stockholders’ Deficiency		(651,315)	(280,523)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY		$887,035	$18,394

The accompanying notes form an integral part of these consolidated financial statements.

UOMO MEDIA INC.
(Formerly FIRST SOURCE DATA, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS & COMPREHENSIVE LOSS FOR THE YEARS ENDED APRIL 30, 2009 AND 2008, AND THE PERIOD FROM JUNE 10, 2004 (INCEPTION) TO APRIL 30, 2009
(Amounts expressed in US Dollars)

	Notes	Cumulative 10-Jun-04 (inception) 30-Apr-09	For the Year ended 30-Apr-09	For the Year ended 30-Apr-08
Revenue		858,137	858,137	-
Cost of Goods Sold		849,001	849,001	-
Gross Margin		9,136	9,136	-

Expenses:
Selling and administrative		834,153	465,511	234,931
Amortization	9	24,745	1,787	5,912
Research and development		10,560	-	-
		869,458	467,298	240,843

Loss from continuing operations		(860,322)	(458,162)	(240,843)
Loss from discontinued operations, net	6	(206,687)	-	(61,090)
Net Loss and Comprehensive Loss for the Period		(1,067,009)	(458,162)	(301,933)

Net Loss per share from continuing operations
Basic			(0.01)	(0.00)
Diluted			(0.01)	(0.00)
Net Loss per share from discontinued operations
Basic			(0.00)	(0.00)
Diluted			(0.00)	(0.00)
Net Loss per share for the period
Basic			(0.01)	(0.00)
Diluted			(0.01)	(0.00)
Weighted average number of shares outstanding
Basic			85,351,267	*126,992,569
Diluted			85,351,267	*126,992,569

* Reflects the 4:1 stock split effective June 5, 2007 on a retroactive basis.

The accompanying notes form an integral part of these consolidated financial statements.

UOMO MEDIA INC.
(Formerly FIRST SOURCE DATA, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED APRIL 30, 2009 AND 2008, AND THE PERIOD FROM JUNE 10, 2004 (INCEPTION) TO APRIL 30, 2009
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
(valued at 0.01250 a share - see note 19)
Stock issued in December 2004 for cash @ 0.01250 a share	904,400	904	10,401			11,305
Stock issued in December 2004 for cash @ 0.00625 a share	240,000	240	1,260			1,500
Stock issued in December 2004 for cash @ 0.00625 a share	240,000	240	2,760			3,000
(valued at 0.0125 a share - see note 18)
Stock issued in January 2005 for cash @ 0.01250 a share	14,240,000	14,240	163,760			178,000
(valued at 0.0125 a share - see note 5 and 19)
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

UOMO MEDIA INC.
(Formerly FIRST SOURCE DATA, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED APRIL 30, 2009 AND 2008, AND THE PERIOD FROM JUNE 10, 2004 (INCEPTION) TO APRIL 30, 2009
(Amounts expressed in US Dollars)
(Page 2 of 3)	Common Stock*	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Unamortized Stock-based Compen- sation	Total Stockholders’ Equity(Deficiency)
Stock issued on May 10, 2005 for cash @ 0.01250 a share	200,000	200	2,300			2,500
Amortization of stock-based compensation for stockholders					23,800	23,800
Rent - Free use of existing premises for 5 months			3,500			3,500
(From December 2005 to April 2006)
Net loss for the year				(4,165)		(4,165)
Balance as of April 30, 2006	168,296,672	168,297	158,478	(168,465)	(45,320)	112,990

Amortization of stock-based compensation					19,200	19,200
for stockholders
Rent - Free use of existing premises for 6 months			3,600			3,600
(From November 2006 to April 2007)
Net loss for the year				(138,449)		(138,449)
Balance as of April 30, 2007	168,296,672	168,297	162,078	(306,914)	(26,120)	(2,659)

Stock returned to Treasury and cancelled on Nov 1, 2007 (Note 17)	(83,296,672)	(83,297)	83,297			-
Issuance of Restricted Stock Units for services	87,500	88	34,912		(35,000)	-
Amortization of stock-based compensation for stockholders					19,460	19,460
Net loss for the year				(301,933)		(301,933)
Imputed interest on shareholder’s loan			4,609			4,609
Balance as of April 30, 2008	85,087,500	85,088	284,896	(608,847)	(41,660)	(280,523)

UOMO MEDIA INC.
(Formerly FIRST SOURCE DATA, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED APRIL 30, 2009 AND 2008, AND THE PERIOD FROM JUNE 10, 2004 (INCEPTION) TO APRIL 30, 2009
(Amounts expressed in US Dollars)
(Page 3 of 3)	Common Stock*	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Unamortized Stock-based Compen- sation	Total Stockholders’ Equity(Deficiency)
Issuance of Restricted Stock Units for services	648,585	649	94,668		(95,317)	-
Amortization of stock-based compensation for stockholders					81,702	81,702
Net loss for the year				(458,162)		(458,162)
Imputed interest on shareholder’s loan			5,668			5,668
Balance as of April 30, 2009	85,736,085	85,737	385,232	(1,067,009)	(55,275)	(651,315)

* The figure in Common Stock reflects the 4:1 stock split effective June 5, 2007 on a retroactive basis.

The accompanying notes form an integral part of these consolidated financial statements.

UOMO MEDIA INC.
(Formerly FIRST SOURCE DATA, INC.) (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED APRIL 30, 2009
AND 2008, AND THE PERIOD FROM JUNE 10, 2004 (SINCE INCEPTION) TO APRIL 30, 2009
(Amounts expressed in US Dollars)	Cumulative 10-Jun-04 (inception) Through 30-Apr-09	For the Year Ended 30-Apr-09	For the Year Ended 30-Apr-08
Cash Flows from Operating Activities
Net Loss	$(1,067,009)	(458,162)	(301,933)
Loss from discontinued operations	(206,687)	-	(61,090)
Loss from continuing operations	(860,322)	(458,162)	(240,843)
Adjustments made to reconcile net loss to net cash
from Operating activities
Amortization	24,745	1,787	5,912
Amortization of Stock Based Compensation	144,162	81,702	19,460
Imputed interest on Note Payable	10,277	5,668	4,609
Fair value of rent for free use of existing premises	7,100	-	-
Shares issued for services rendered
For CEO	23,640	-	-
For former CEO	80,770	-	-
For rent and utilities	5,400	-	-
For professional services	1,500	-	-
For web hosting services	6,400	-	-
Changes in operating assets and liabilities
Decrease in other receivable	-	1,646	984
Decrease (Increase) in prepaid expenses and deposits	(3,199)	675	9,651
Decrease/(increase) in accounts receivable	(228,280)	(228,280)	866
Increase in advances	314,012	314,012
Increase in accounts payable and accruals	511,326	367,159	-
Increase in other payables	42,189	42,189	78,400
Cash flows provided by (used in) operating activities	79,720	128,396	(120,961)
Cash Flows from Investing Activities
Purchase of 15% share ownership in ticketing company	(39,866)	(39,866)	-
Purchase of publishing catalogue	(340,000)	(340,000)	-
Purchase of property and equipment	(24,745)	-	-
Cash flows used in investing activities	(404,611)	(379,866)	-
Cash Flows from Financing Activities
Note Payable	411,454	256,704	104,750
Cash received on subscribed common stock	136,445	-	-
Cash flows provided by financing activities	547,899	256,704	104,750
Cash flows from discontinued operations:
Net cash used in operating activities	(206,687)	-	(61,090)
Increase/(decrease) in cash and cash equivalents	16,321	5,234	(77,301)
Cash and cash equivalents, beginning of period	-	11,087	88,388
Cash and cash equivalents, end of period	$16,321	$16,321	$11,087
Non-Cash Transaction:
Common Stock issued for services	111,150	76,150	-
Common Stock issued as advances	19,167	19,167	-
The accompanying notes form an integral part of these consolidated financial statements.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2009 and 2008

(Amounts expressed in US dollars)

NOTE 1.   ORGANIZATION, DESCRIPTION OF BUSINESS, DISCONTINUED OPERATIONS

AND BASIS OF PRESENTATION

UOMO Media Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 10, 2004 as First Source Data, Inc. and its business operations are primarily in Canada.

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

“First Source Data, Inc.” no longer described the business activities that the Company is now engaged in. Therefore, effective October 30, 2007, the Company changed its name to "UOMO Media Inc." Further, the Company formed new wholly-owned subsidiaries in Canada as follows:  UOMO Productions Inc., The NE Inc. (which is a wholly-owned subsidiary of UOMO Productions Inc.), UOMO Music Publishing Inc., and UOMO Songs Ltd. (which is a wholly-owned subsidiary of UOMO Music Publishing Inc.).

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries.

The Company’s initial operations include: capital formation, organization, website construction, target market identification, research costs, promotional materials costs, and marketing planning.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for consolidated financial information and the instructions for Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

NOTE 2.   GOING CONCERN

The accompanying consolidated financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is in a development stage and is currently developing digital music and video Web 2.0 software with commercial usage expected in the future and has been able to generate some revenues from these activities.  The Company has remained in the development stage as, to date, the Company has been in a start-up/investment phase of the new line of business activities, setting up new business relationships and future processes, and has been able to generate some revenues during the fiscal year.

Management does not believe that the Company’s current cash of $16,321 is sufficient to cover the expenses that the Company will incur during the next twelve months. The company has negative working capital and has been in deficit since inception due to recurring losses.  The Company’s revenues generated in the past have been from ancillary services and operation of these services has been discontinued.  The Company has embarked on a new line of business and revenues have begun to be generated.  However, there is no guarantee that the Company can continue to generate sufficient cash to fund the development of its new line of business activities.  The revenues generated are primarily from production activities which does not generate a regular stream of revenues.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2009 and 2008

(Amounts expressed in US dollars)

NOTE 2.   GOING CONCERN (cont’d)

In order to mitigate the going concern issues, Management plans to raise additional funds that the Company requires through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offering.

.

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Basis of Accounting and Principles of Consolidation

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected an April 30 year-end. The consolidated financial statements include the accounts of UOMO Media Inc., together with its wholly owned subsidiaries.  All significant inter-company balances and transactions have been eliminated in consolidation.

b.  Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from those estimates. Estimates have been used for ascertaining the expected life of tangible and intangible assets, for the accrual of expenses, allowance of doubtful accounts, and valuation allowance for deferred tax assets.

c.  Cash, Cash Equivalents, and Long-Term Investments

Cash equivalents usually consist of highly liquid investments, which are readily convertible into cash with maturity of three months or less when purchased.  As at April 30, 2009, cash equivalents consist of $16,321 (April 30, 2008 - $11,087) as bank balance.

Cash is designated as “held-for-trading” and is measured at carrying value, which approximates fair value.

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

Amortization is provided using the straight-line method over the assets’ estimated useful lives (three years for computer hardware and two years for computer software). The Company does not amortize its assets in the month of purchase and full amortization is provided in the month of sale.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2009 and 2008

(Amounts expressed in US dollars)

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

e.   Revenue Recognition

The Company recognizes revenue when the following four conditions are present:

•

persuasive evidence of an arrangement exists;

•

delivery has occurred or services have been rendered;

•

the seller’s price to the buyer is fixed or determinable; and

•

collection is reasonably assured.

The Company earns revenues in the form of production, management fees, and royalties from four categories of services, comprising of four divisions. These divisions are described below. The Company negotiates similar contract terms prior to performing services under any of the categories below.

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

Licensing:  finding opportunities to monetize copyrights by placing songs on recording artists, films, television, video games, commercials

ii)

Recorded Music:

The Company earns revenue from the ownership of master recordings.  UOMO Recorded Music has three core functions:

a)

Catalogue acquisition

b)

Talent acquisition for/and production activities

c)

Distribution arrangements for projects

UOMO Recorded Music is the record label division of UOMO. Production services also falls under this division.

iii)

Digital Distribution:

The Company has been developing digital music and video Web 2.0 software.

iv)

Talent Management:

The Company earns a percentage of gross revenues for all projects it manages.

For the year ending April 30, 2009, the Company earned revenue from production activities and music publishing. These revenues are recognized at the time of performance. The Company defers revenue should payments be received in advance of the above services being recorded. During the year, advances against royalty revenue of $48,828 was received. Of this amount, $16,570 in royalties have been earned, leaving a net balance of $32,258 in advances against royalty revenue. The amount payable on the purchase of the publishing catalogue (Refer note 10), presented as "Advance Against Royalty Revenue", will be offset against future royalties from music publishing revenue.

f.   Advertising and Promotion

The Company expenses advertising and promotion costs as incurred. Total advertising and promotion costs charged to expenses for the period ended April 30, 2009 were $13,760.  Total advertising and promotion costs for the period ended April 30, 2008 were $37,656.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2009 and 2008

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

h.   Copyrights (Intangibles)

The Company has recorded copyrights (intangibles) in conjunction with the acquisition of publishing catalogues which have indefinite lives. Annual reviews of the catalogues are performed for impairment. Indicators of impairment include, but are not limited to, the loss of significant business and, or significant adverse changes in industry or market conditions, and expected future revenues. The Company did not record any such charges in 2009, the year of acquisition of the catalogues. At April 30, 2009, the Company performed an analysis for impairment and concluded there was no impairment. Although a future impairment of the Company’s copyrights would not affect cash flow, it would negatively impact the Company’s operating results.

i.   Long-Lived Assets Impairment

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

j.   Earnings (Loss) per Share

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

Basic net loss per share amount excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share reflects the potential dilution that could occur if securities of all the contracts of issued commons stock (example stock warrants) were exercised or converted into common stock.  Potential common shares in the diluted loss per share are excluded as their effect would be anti-dilutive.

k.   Comprehensive Income

The Company has adopted Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company discloses this information in its Statement of Stockholders' Equity.  Net loss for the period is the same as comprehensive loss.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2009 and 2008

(Amounts expressed in US dollars)

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

l.   Income Taxes

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

m.   Financial Instruments and Concentration of Credit Risk

Financial instruments consist of cash and cash equivalents, accounts receivable, other receivable, accounts payable, accrued liabilities, other payable, notes payable, and long term investment payable. The Company determines the fair value of its financial instruments based on quoted market values or discounted cash flow analyses. Unless otherwise indicated, the fair value of financial assets and financial liabilities approximate their recorded values.

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

All short-term investments are considered available for sale type of investments. All financial instruments are measured at fair value on initial recognition of the instrument. Measurement in subsequent periods depends on whether the financial instrument has been classified as “held-for-trading”, “available-for-sale”, “held-to-maturity”, “loans and receivables”, or “other financial liabilities” as defined by the applicable accounting standards.

Cash is designated as “held-for-trading” and is measured at carrying value, which approximates fair value.

Short term investments which consist mostly of marketable securities are designated as “available-for-sale” and measured at fair value with unrealized gains and losses recorded in other comprehensive income until the security is sold or if an unrealized loss is considered other than temporary, the unrealized loss is expensed. Unrealized gains and losses represent the net difference between the total average costs of short-term assets on hand and their fair value based on quoted market prices for the marketable securities.

Other receivable are designated as “loans and receivable” and are carried at amortized cost. Accounts payable, accrued liabilities, notes payable, other payable, long term investment payable and advances against royalty revenue are designated as ‘other financial liabilities” and are carried at amortized cost.

Financial instruments that may potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and other receivables. Cash and cash equivalents consist of deposits with major commercial banks and/or checking account balances.  With respect to accounts receivable and other receivables, the Company performs periodic credit evaluations of the financial condition of its debtors and typically does not require collateral from them. Allowances are maintained for potential credit losses consistent with the credit risk of specific customers and other information.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2009 and 2008

(Amounts expressed in US dollars)

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

n.   Stock based compensation

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

o.    Recent Pronouncements

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

In April 2009, the FASB issued SFAS 164 “Not for Profit Entities; Mergers and Acquisitions-Including an amendment of FASB Statement No. 142”.  SFAS 164 establishes principles and requirements for when a not-for-profit agency entity combines with one or more other not-for profit entities, businesses, or nonprofit activities.  This Statement improves the relevance, representational faithfulness, and comparability of the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition.  This Statement is effective for mergers for which the merger date is on or after the beginning of an initial reporting period beginning on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2009.  The Company does not expect SFAS 164 to have a material effect on its consolidated financial statements.

In May 2009, the FASB issued SFAS 165 “Subsequent Events”.  SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or available to be issued.  In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company does not expect SFAS 165 to have a material effect on its consolidated financial statements.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2009 and 2008

(Amounts expressed in US dollars)

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

In June 2009, the FASB issued SFAS 166 “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140”.  SFAS 166 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  This Statement must be applied to transfers occurring on or after the effective date.  The Company does not expect SFAS 166 to have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS 167 “Amendments to FASB Interpretation No. 46(R)”.  SFAS 167 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance.  It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect SFAS 167 to have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS 168 “ The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162”.  The FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Following SFAS 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature no included in the Codification will become nonauthoritative.  The Company does not expect SFAS 168 to have a material effect on its consolidated financial statements.

None of these recent pronouncements are applicable for the Company or have a material effect on the Company’s results of operations or financial position.

NOTE 4.   WARRANTS AND OPTIONS

During the year ending April 30, 2009, the Company acquired a 15% preferred share ownership of a ticketing service company for cash and stock units (see Note 11).  The stock unit portion of the compensation is as follows:

UOMO Stock Units:

337,500 stock units to become free trading as of September 1, 2009

337,500 stock units to become free trading as of January 1, 2010

750,000 stock units to become free trading as of November 1, 2010

Each stock unit consists of one share of  $0.001 par value common stock valued at a total of $100,473 based on the Company’s traded stock price on the date of investment, and one redeemable 42 month warrant to purchase one share of common stock at a price per share of $0.25 which has been valued using Black-Scholes Merton and calculated as $70,527. The warrants become exercisable and separately transferable from the shares of common stock upon the issuance of the stock, as per the aforementioned dates above.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2009 and 2008

(Amounts expressed in US dollars)

NOTE 4.   WARRANTS AND OPTIONS (cont’d)

If the Company’s stock price is under $0.15 at the time of issuance, additional stock units will be issued. The Board of Directors will be meeting in the upcoming quarter to discuss and decide when the aforementioned stock units are to be issued to the ticketing service company.

NOTE 5.   RELATED PARTY TRANSACTIONS

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

First 36 months

- $1,600 a month

Next 8 months

- $1,665 a month

The term of the agreement is 44 months effective from January 1, 2005. The unamortized portion of this is $Nil as at April 30, 2009 (April 30, 2008 - $6,660) and has been deducted from shareholders’ equity (See note 20 for more details).

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

On April 27, 2007, a director of the Company gave an unsecured loan of $50,000 having a fair value of $46,838 calculated using the discount rate of the prime rate plus 2%, to the Company payable on demand and with no interest.  Interest has been imputed and included in Stockholder’s Equity.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2009 and 2008

(Amounts expressed in US dollars)

NOTE 5.   RELATED PARTY TRANSACTIONS (cont’d)

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

On December 11, 2007, the Company entered into a contract with a Managing Director to carry out services for a term of one year for cash and stock compensation. On April 22, 2008, the Company issued 62,500 shares of its common stock to the manager.  During the year ended April 30, 2009, $50,000 (April 30, 2008 - $20,833) has been paid by cash for professional services rendered.  On December 15, 2008, the Company renewed the contract with this Managing Director contract for a term of one more year for cash and stock compensation.  On December 23, 2008, the Company issued 446,429 shares of its common stock to the manager.

During the year ended April 30, 2009, $90,000 (April 30, 2008 - $40,500) has been paid by cash to the Chief Financial Officer of the Company for professional services rendered.  Prior to the appointment, on May 10, 2005, the Company issued 12,500 shares of its common stock to the Chief Financial Officer in return for cash.

During the year ended April 30, 2009, $120,000 (April 30, 2008 - $54,000) has been paid by cash to the CEO of the Company for professional services rendered.

As of April 30, 2009, a director of the Company gave unsecured loans totaling $140,354 having a fair value of $134,632 calculated using the discount rate of the prime rate plus 2%, to the Company, payable on demand and with no interest.

The above transactions have been measured and recorded at the fair values at the time of initial measurement and at amortized cost subsequently.

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

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2009 and 2008

(Amounts expressed in US dollars)

NOTE 6.   DISCONTINUED OPERATIONS (cont’d)

	Cumulative 10-Jun-04 (inception) through 30-Apr-09	For the Year Ended April 30, 2009	For the Year Ended April 30, 2008
Revenue	618,555	-	-
Cost of goods sold	437,403	-	539
Gross margin	181,152	-	(539)
Expenses:
R&D - AdMeUp Network	24,895	-	9,600
Selling and Administrative allocation	362,944	-	50,951
	387,839	-	60,551
NET LOSS FROM DISCONTINUED OPERATIONS	(206,687)	-	(61,090)

NOTE 7.  PREPAID EXPENSES AND DEPOSITS

	April 2009	April 2008
Prepaid Expenses	-	-
Deposits
Retainer held by securities counsel	2,726	2,726
Retainer held by entertainment counsel	-	675
Regus – Deposit (2 months rent)	473	473
	3,199	3,874

NOTE 8.  OTHER RECEIVABLE

	April 2009	April 2008
GST Receivable	-	1,646
	-	1,646

The above balance represented GST (Goods and Services Tax) paid for the expenses and purchases in excess of what had been charged to the customers. It was a receivable from CRA (Canada Revenue Agency).

NOTE 9.   PROPERTY AND EQUIPMENT

April 30, 2009	Cost	Accumulated Amortization	Net book value
Computer hardware	17,736	17,736	-

April 30, 2008	Cost	Accumulated Amortization	Net book value
Computer hardware	17,736	15,949	1,787

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2009 and 2008

(Amounts expressed in US dollars)

NOTE 10.   PUBLISHING CATALOGUES

During the year ending April 30, 2009, the Company acquired publishing catalogues from third parties in return for cash and common stock measured and recorded at total cost of $340,000.  As at the year-end, there was no impairment in the carrying value of the catalogues, which equates its fair value at the initial measurement.

NOTE 11.   LONG TERM INVESTMENTS

During the year ending April 30, 2009, the Company acquired a 15% preferred share ownership of a ticketing service company under the following financial terms:

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

UOMO Stock Units:

337,500 stock units to become free trading as of September 1, 2009

337,500 stock units to become free trading as of January 1, 2010

750,000 stock units to become free trading as of November 1, 2010

Each stock unit consists of one share of  $0.001 par value common stock valued at a total of $100,473 based on the Company’s traded stock price on the date of investment, and one redeemable 42 month warrant to purchase one share of common stock at a price per share of $0.25 which has been valued using Black-Scholes Merton and calculated as $70,527. The warrants become exercisable and separately transferable from the shares of common stock upon the issuance of the stock, as per the aforementioned dates above.

If the Company’s stock price is under $0.15 at the time of issuance, additional stock units will be issued.

As of April 30, 2009, the Company has only paid $50,000 CAD translated to $39,866 USD in cash. The June 1, 2009 cash payable has not been made; negotiations are currently in place.  Management believes that there will be no consequence from this non-payment.  The Board of Directors will be meeting in the upcoming quarter to discuss and decide when the aforementioned stock units are to be issued to the ticketing service company.

NOTE 12.   ACCOUNTS PAYABLE AND ACCRUALS

	Apr 30, 2009	Apr 30, 2008
Accounting Charges	163,779	64,693
Professional Fees	69,466	24,377
R & D Expenses Payable	35,200	35,200
Trade Payable – Production Costs	198,873	-
Others	44,008	19,897
	511,326	144,167

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2009 and 2008

(Amounts expressed in US dollars)

NOTE 13.   NOTES PAYABLE

Notes payable include:

	Apr 30, 2009	Apr 30, 2008
Next Level Ltd.	221,100	21,000
Director	140,354	83,750
Shareholder	50,000	50,000
	411,454	154,750

On April 1, 2008, the Company issued a Note Payable to Next Level Ltd., in consideration of a draw down unsecured loan up to an aggregate of  $200,000 over a term of one year. Any unpaid amount of the drawn down balance borrowed is payable, on demand by Next Level Ltd. Interest payable on the principal amount is to be accrued at a floating rate equal to the prime rate plus 2%. The Company is permitted to make partial payments against the principal amount and interest at any time without penalty.  On March 26, 2008, the Company borrowed $21,000 against the total $200,000 available to be drawn down. On May 30, 2008, the Company borrowed $15,000 against the total $179,000 available to be drawn down. On July 7, 2008, the Company borrowed $40,000 against the total $164,000 available to be drawn down. During September 2008, the Company borrowed $38,000 against the total $124,000 available to be drawn down.  On October 2, 2008, the Company borrowed a further $7,000 against the total $86,000 available to be drawn down.  On November 28, 2008, the Company borrowed $20,000 against the total $79,000 available to be drawn down. On December 19, 2008, the Company borrowed $50,100 against the total $59,000 available to be draw down.  On January 20, 2009, the Company borrowed $25,000 although there was only $8,900 available to be drawn down as per the terms of the loan.  Finally, on April 14, 2009, the Company borrowed a further $5,000 although an amount of $16,100 was already drawn over the aggregate of US$200,000.  Therefore, as of April 30, 2009, an amount of $21,100 was drawn over the aggregate of US$200,000.  The total interest payable on the above notes of $7,276 forms part of the selling and administrative expense in the Income statement.  The balance payable on this Notes Payable has been extended for another year under the same terms.

On April 27, 2007, a shareholder of the Company lent an unsecured loan to the Company of $50,000 having a fair value of $46,838 calculated using the discount rate of the prime rate plus 2%, to the Company payable on demand and with no interest.

During the year ended April 30, 2009, a director of the Company lent to the Company unsecured loans totaling $140,354 as of April 30, 2009 having a fair value of $134,632 calculated using the discount rate of the prime rate plus 2%, to the Company payable on demand and with no interest.

NOTE 14.  OTHER PAYABLE

	April 2009	April 2008
GST Payable	42,189	-
	42,189	-

The above balance represents GST (Goods and Services Tax) collected from customers in excess of what had been paid out for expenses and purchases. It is a payable to CRA (Canada Revenue Agency).

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2009 and 2008

(Amounts expressed in US dollars)

NOTE 15.  OPERATING LEASE COMMITMENTS

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

On April 5, 2007, the Company entered into a lease agreement with Regus Business Centres. The lease was for a period of 12 months beginning May 1, 2007 with the option to renew. The lease payment is approximately $236 per month.  This lease was automatically renewed on May 1, 2008 on the same terms.

NOTE 16.  INCOME TAXES

a)  Income tax reconciliation

	2009	2008
Recovery based on Canadian statutory federal and
provincial rates of 33.5% (2008 – 34.5%)	(153,484)	(104,167)

Adjust for the following:
Tax rate impact on opening balances due to changes
in substantively enacted rate	16,605	28,141
Change in valuation allowance	136,879	76,026
	-	-

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2009 and 2008

(Amounts expressed in US dollars)

NOTE 16.  INCOME TAXES (cont’d)

	2009	2008
b) Gross deferred tax assets – Operating loss carry forwards	255,410	176,540
Valuation allowance	(255,410)	(176,540)
Net deferred tax assets	-	-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a 100% valuation allowance.

c)  Schedule of net operating tax losses

Year of Loss	Amount of Loss	Year of Expiry

2005	132,251	2015
2007	107,517	2027
2008	271,952	2028
2009	369,005	2029
Balance as of April 30, 2009	$880,725

As of April 30, 2009, the Company had net operating loss carry forwards of $880,725 available to reduce future taxable income.

The operating losses are subject to audit by the respective tax authorities in Canada and the United States once the Company’s tax filings are brought up to date.

NOTE 17.   STOCKHOLDERS' DEFICIENCY

The stockholders' deficiency section of the Company contains the following classes of capital stock as of April 30, 2009:

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

* After giving retroactive effect of 4:1 stock split effective June 5, 2007.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2009 and 2008

(Amounts expressed in US dollars)

NOTE 18.   STOCK TRANSACTIONS

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

In January 2005, the Company issued 264,000 shares at $0.00625 per share and 5,061,600 shares at $0.01250 per share in return for cash. In addition, the Company issued 14,240,000 shares of its common stock at $0.01250 per share to a shareholder of the Company, partly in return for services and partly for cash (See notes 5 and 21 for details).

Q4 2005:

In February 2005, the Company issued 160,000 shares at $0.00625 per share in return for cash.

Q1 2006:

In May 2005, the Company issued 200,000 shares at $0.01250 per share in return for cash.

2007:

In 2007, there was no stock issued.

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

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2009 and 2008

(Amounts expressed in US dollars)

NOTE 18.   STOCK TRANSACTIONS (cont’d)

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

NOTE 19.   UNAMORTIZED STOCK-BASED COMPENSATION FOR STOCKHOLDERS

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

First 12 months

- $600 a month

Next 4 months

- $700 a month

The term of the agreement is 16 months effective from August 1, 2004. The unamortized portion of this is $Nil as at April 30, 2009.

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

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2009 and 2008

(Amounts expressed in US dollars)

NOTE 19.   UNAMORTIZED STOCK-BASED COMPENSATION FOR STOCKHOLDERS (cont’d)

The term of the agreement is 44 months effective from January 1, 2005. The unamortized portion of this is $Nil as at April 30, 2009 (April 30, 2008 - $6,660).

On April 22, 2008, the Company issued 25,000 shares of its common stock to a director of the Company in return for services.  The stock based compensation issued has been valued at $10,000 ($0.40 per share) which was the fair value of the stock on the date of issuance.  The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation is being amortized over the term of the service contract between the Company and the director starting May 1, 2008. The unamortized portion of this is $Nil as at April 30, 2009 and has been deducted from stockholders’ deficiency.  On December 23, 2008, the Company issued another 25,000 shares of its common stock to the director in return for services. The stock based compensation issued has been valued at $2,750 ($0.11 per share) which was the fair value of the stock on the date of issuance.  The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation is being amortized over the term of the service contract between the Company and the director starting January 1, 2009. The unamortized portion of this is $1,833 as at April 30, 2009 and has been expensed as directors’ fees.

On April 22, 2008, the Company issued 62,500 shares of its common stock to a manager of the Company in return for services.  The stock based compensation issued has been valued at $25,000 ($0.40 per share) which was the fair value of the stock on the date of issuance.  The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation is being amortized over the term of the service contract between the Company and the manager starting May 1, 2008. The unamortized portion of this is $Nil as at April 30, 2009 and has been deducted from stockholders’ deficiency. On December 23, 2008, the Company issued 446,429 shares of its common stock to the manager in return for services. The stock based compensation issued has been valued at $50,000 ($0.112 per share); the fair value of the stock on the date of issuance was $0.11. The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation is being amortized over the term of the service contract between the Company and the manager starting January 1, 2009. The unamortized portion of this is $33,333 as at April 30, 2009 and has been expensed as consulting fees.

On June 20, 2008, the Company acquired a publishing catalogue in return for cash and common stock.  The Company issued 13,612 shares of its common stock as well as $14,710 in cash as part of the compensation to acquire the publishing catalogue. The stock based compensation issued has been valued at $7,500 ($0.551 per share); the fair value of the stock on the date of issuance was $0.35 per share.  The stock must be held for a minimum of six months from the date of issuance. The amount of the stock portion of this compensation is being amortized over one year starting July 1, 2008. The unamortized portion of this is $1,250 as at April 30, 2009 and has been deducted from advances payable.  On November 17, 2008, the Company issued 45,998 more shares of its common stock as part of this same compensation to acquire the publishing catalogue. The stock based compensation issued has been valued at $7,500 ($0.16305 per share); the fair value of the stock on the date of issuance was $0.16 per share.  The stock must be held for a minimum of six months from the date of issuance. The amount of the stock portion of this compensation is being amortized over one year starting December 1, 2008. The unamortized portion of this is $4,375 as at April 30, 2009 and has been deducted from advances payable.

On September 17, 2008, the Company issued 47,319 shares of its common stock to an independent contractor in return for services. The stock based compensation issued has been valued at $15,000 ($0.317 per share); the fair value of the stock on the date of issuance was $0.30 per share.  The stock must be held for a minimum of six months from the date of issuance. The amount of this compensation is being amortized over the term of the service contract between the Company and the independent contractor starting November 1, 2008. The unamortized portion of this is $7,500 as at April 30, 2009 and has been deducted from advances payable.

On October 20, 2008, the Company acquired a publishing catalogue in return for cash and common stock.  The Company issued 20,227 shares of its common stock as well as $6,918 in cash as part of the price to acquire the publishing catalogue. The stock based compensation issued has been valued at $4,167 ($0.206 per share); the fair

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2009 and 2008

(Amounts expressed in US dollars)

NOTE 19.   UNAMORTIZED STOCK-BASED COMPENSATION FOR STOCKHOLDERS (cont’d)

value of the stock on the day of issuance was $0.17 per share.  The stock must be held for a minimum of six months from date of issuance. The amount of the stock portion of this compensation is being amortized over one year starting November 1, 2008. The unamortized portion of this is $2,083 as at April 30, 2009 and has been deducted from advances payable.

On October 20, 2008, the Company issued 40,000 shares of its common stock to a manager of the Company in return for services.  The stock based compensation issued has been valued at $6,800 ($0.17 per share) which was the fair value of the stock on the date of issuance.  The stock must be held for a minimum of six months from the date of issuance. The amount of this compensation is to be amortized over the term of the service contract between the Company and the manager starting November 1, 2008. The unamortized portion of this is $3,967 as at April 30, 2009 and has been expensed as consulting fees.

On November 17, 2008, the Company issued 10,000 shares of its common stock to an independent contractor in return for services. The stock based compensation issued has been valued at $1,600 ($0.16 per share) which was the fair value of the stock on the day of issuance.  The stock must be held for a minimum of six months from the date of issuance. The amount of this compensation is being amortized over the term of the service contract between the Company and the independent contractor starting December 1, 2008. The unamortized portion of this is $933 as at April 30, 2009 and has been expensed as consulting fees.

The total unamortized portion of stock based compensation for shareholders is $55,275 as at April 30, 2009 (April 30, 2008 - $41,660).

NOTE 20.   WEB HOSTING SERVICE AND PROGRAMMING SERVICE AGREEMENTS

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

Further, on January 1, 2006, the Company entered into an agreement with a shareholder of the Company, for a period of 12 months for the programming services to be provided on the “AdMeUp Network” which is now discontinued. The fees for this would be as follows:

a) $19,200 in cash; or

b) A number of shares in the common stock of the Company, without registration rights and incorporating such restrictive legends as are required by the Company to comply with all applicable laws, equal to $19,200 divided by the weighted average trading price of the Company’s common shares posted on any stock quotation or listing service for the 10-day period prior to the date of payment (or, if the trading price of the Company’s common shares is not at that time posted on any quotation or listing service, the weighted

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2009 and 2008

(Amounts expressed in US dollars)

NOTE 20.   WEB HOSTING SERVICE AND PROGRAMMING SERVICE AGREEMENTS (cont’d)

average price applied to the three most recent issuances of the Company’s common shares); or

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

NOTE 21.   COMMITMENTS

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

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2009 and 2008

(Amounts expressed in US dollars)

NOTE 21.   COMMITMENTS (cont’d)

On July 25, 2008, the Company renewed the Independent Contractor Agreement with the Chairman & Chief Executive Officer for $10,000 per month for a further six months beginning July 1, 2008.  While there has been no formal renewal, the agreement has continued on a month-to-month basis.

On December 11, 2007, the Company entered into an Independent Contractor Agreement with the Managing Director of UOMO Publishing division, under which the Managing Director would be compensated $4,167 per month to continue performing services for a period of twelve months to December 10, 2008.  On December 15, 2008, the Company renewed this contract for a term of another twelve months.

On January 31, 2008, the Company entered into an Independent Contractor Agreement with the Chief Financial Officer, under which the Chief Financial Officer would be compensated $7,500 per month to continue performing services as the Company’s Chief Financial Officer from February 1, 2008 through June 30, 2008.  This agreement was renewed on July 25, 2008, under the same terms for a further six months beginning July 1, 2008.  While there has been no formal renewal, the agreement has continued on a month-to-month basis.

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

UOMO Stock Units:

337,500 stock units to become free trading as of September 1, 2009

337,500 stock units to become free trading as of January 1, 2010

750,000 stock units to become free trading as of November 1, 2010

Each stock unit consists of one share of $0.001 par value common stock valued at a total of $100,473 based on the Company’s traded stock price on the date of investment, and one redeemable 42 month warrant to purchase one share of common stock at a price per share of $0.25 which has been valued using Black-Scholes Merton and calculated as $70,527.

NOTE 22.   SUBSEQUENT EVENTS

On May 18, 2009, the Company entered into a joint venture partnership agreement to form a newly created digital strategy and communication company called Bassline.

In May 2009, the Company added a new marketing division called AdUOMO to focus on product placements and celebrity endorsement opportunities within entertainment properties.

On June 15, 2009, the Company issued a promissory note to a director of the Company in consideration of $10,000 CAD, or approximately $8,817 USD of cash that was borrowed on the same date. The note is payable on demand and with no interest.

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2009 and 2008

(Amounts expressed in US dollars)

NOTE 22.   SUBSEQUENT EVENTS (cont’d)

On June 29, 2009, the Company issued a Note Payable to Next Level Ltd., in consideration of a draw down unsecured loan up to an aggregate of USD 250,000 over a term of one year. Any unpaid amount of the drawn down balance borrowed is payable on demand to Next Level Ltd. Interest payable on the principal amount is to be accrued at a floating rate equal to the prime rate plus 2%. The Company is permitted to make partial payments against the principal amount and interest at any time without penalty.

In June 2009, the Company entered into management, co-publishing and record production agreements, with Desman Inc.

On July 16, 2009, the Company entered into a Music Agreement and an Agreement for promotional appearances with Colgate-Palmolive Canada Inc.

NOTE 23.   GEOGRAPHIC AND SEGMENTED INFORMATION

All the Company's operations and assets are located in Canada. For the year ended April 30, 2009, total revenue from continuing operations in Canada was $858,137.  Prior to September 25, 2007, the Company’s line of business was providing online marketing management and consulting services.  All revenues from this different line of business have been classified as discontinued operations and as such are separately reported for all periods presented. While we are still in the development stage, we plan to evaluate performance based on gross margins (total revenues less costs of production and licensing) before operating costs.  We do not manage our operating costs on a segment basis as our sales, marketing and support personnel, management team, and consultants work across all segments.  Additionally, we do not track assets by segment and therefore asset disclosures by segment are not relevant and are not presented.

Financial information for the Company’s reportable segments is summarized below.

	Cumulative 10-Jun-04 (inception) through 30-Apr-09	For the Year Ended April 30, 2009	For the Year Ended April 30, 2008
Total Revenues
Production	837,396	837,396	-
Publishing	16,570	16,570	-
Other	4,171	4,171	-
Total Revenues	858,137	858,137	-

Cost of Revenue:
Production	838,996	838,996	-
Publishing	-	-	-
Other	10,005	10,005	-
Total Cost of Revenues	849,001	849,001	-

Gross Margin:
Production	(1,600)	(1,600)	-
Publishing	16,570	16,570	-
Other	(5,834)	(5,834)	-
Total Gross Margin	9,136	9,136	-

UOMO Media Inc.

(Formerly First Source Data, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2009 and 2008

(Amounts expressed in US dollars)

NOTE 24.   COMPARATIVE FIGURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of April 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of April 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the year ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

OUR DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name, age, positions, and offices or employments for the past five years as of April 30, 2009, of our directors and executive officers.

Name	Age	Position	Director Since

Camara Alford	37	Director, Chairman, Chief Executive Officer	November 2007
Jueane Thiessen	35	Director, Chief Financial Officer, Secretary	October 2006
J. Sean Diaz Javed Mawji	40 36	Director Director*	November 2007 September 2004
Doug McClelland	55	Director**	June 2004
Stefan Wille	69	Director***	April 2007

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

Jueane Thiessen was appointed as our Chief Financial Officer and to our board of directors in October 2006. Ms. Thiessen was appointed as our Secretary in November 2007.  Ms. Thiessen has over fourteen years of experience performing accounting and financial management services for accounting, property management, and marketing firms. Her recent experience includes serving as the Treasurer of Algorithmics Inc., a Toronto-based enterprise risk management firm, from November 2000 through May 2002. From May 2002 through January 2003, Ms. Thiessen was Assistant Controller to Mosaic Group Inc., a marketing consulting firm located in Toronto, Canada.  From January 2003 until November 2006, she was Director of Finance of FUSE Marketing Group, a Toronto-based marketing consulting agency, and from November 2006 until April 2007 she served as Chief Financial Officer of the N5R Group of companies, a real estate marketing agency with operations in Canada and the United States.  From November 2004 until May 2007, Ms. Thiessen also served as a director of Foreground Image Inc., a privately held graphic design and media production company based in Toronto. Since June 2004, Ms. Thiessen has served as Treasurer of Portlogic Systems Inc., a Toronto -based development-stage company that develops and licenses online interactive community portal software systems. Ms. Thiessen has been a director of Portlogic Systems Inc. since January 2005 and has served as Principal Executive Officer since November 2007.  Ms. Thiessen is a Certified General Accountant of Ontario.

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

During the fiscal year ended April 30, 2009, there were no material changes to the procedures by which our stockholders can recommend nominees to our board of directors.

COMMITTEES OF THE BOARD OF DIRECTORS

We do not have a standing audit committee, compensation committee, or nomination committee. Currently, our full board of directors performs the functions normally delegated to such committees. The board believes that at this time it is in the best interests of our Company and our stockholders for each member of the board to participate in all functions of the board as long as no conflicts are present. As of August 13, 2009, our board consists of three members and the board believes that all three directors should participate in all board activities including those normally performed by an audit committee, compensation committee, or nominating committee. However, if our board expands beyond three members in the future, we will consider creating committees and delegating appropriate board functions to those committees at that time.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The board of directors has not designated a separate audit committee and the functions of such committee are conducted by the entire board, whose members are named above.  We do not have an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K.  At the present time, we do not believe the services of a financial expert are warranted. We believe the cost related to retaining a financial expert at this time is prohibitive in view of the financial resources that we have available. Further, because of the development stage of our operations, we believe the services of a financial expert are not warranted. Currently, our full board of directors performs the functions normally delegated to an audit committee. The board believes that at this time it is in the best interests of our Company and our stockholders for each member of the board to participate in all functions of the board as long as no conflicts are present. Additionally, as of August 13, 2009, our board consists of three members and the board believes that all three directors should participate in all board activities including those normally performed by an audit committee. However, if our board expands beyond three members in the future, we will consider creating an audit committee and appointing an audit committee financial expert at that time.

Item 11.

Executive Compensation.

SUMMARY COMPENSATION

The following table presents the compensation information during the fiscal years ended April 30, 2009 and April 30, 2008 for our Principal Executive Officers.  We refer to these executive officers as our “name executive officers” elsewhere in this annual report.

Summary Compensation Table

for Fiscal Years Ended April 30, 2009 and 2008

Name and Principal Position	Year ended April 30,	Salary ($)	Total ($)

Camara Alford, Principal Executive Officer*	2009 2008	120,000 54,000	120,000 54,000

Javed Mawji, Principal Executive Officer*	2009 2008	--- 36,000	--- 36,000

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

On July 25, 2008, we entered into an Independent Contractor Agreement with Mr. Alford, pursuant to which we agreed to compensate Mr. Alford $10,000 per month to perform services as our Chief Executive Officer from July 1, 2008 through December 31, 2008. While there has been no formal renewal, the agreement has continued on a month-to-month basis.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of April 30, 2009, we have not issued equity awards to either of our named executive officers included in the Summary Compensation Table.

DIRECTOR COMPENSATION

The following table presents a summary of the compensation paid to our directors for their services on our board of directors during the fiscal year ended April 30, 2009. Except as listed below, there were no bonuses, other annual compensation, restricted stock awards or stock options/SARs, or any other compensation paid to the directors listed. Except as is disclosed in the table below, no compensation was paid to our directors for any of the last three fiscal years.

Director Compensation for the Fiscal Year Ended April 30, 2009

Name	Fees earned or paid in cash ($)	Stock Awards ($)(1)	Total ($)

Camara Alford	---	---	---
J. Sean Diaz	---	10,000	10,000
Jueane Thiessen	---	---	---

(1)

The amounts in this column were valued at the amount recognized for financial reporting purposes for the fiscal year in accordance with SFAS 123R.

NARRATIVE TO DIRECTOR COMPENSATION TABLE

On December 1, 2008, we renewed an agreement to compensate J. Sean Diaz 25,000 shares of our Company’s common stock to carry out services as a director for a term of one year or until removed as a director.  These shares were issued on December 23, 2008.

Item 12.

 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, to our knowledge, certain information concerning the beneficial ownership of our common stock as of August 13, 2009 by each person known by us to (i) a beneficially own more than 5% of our outstanding shares of common stock, and by (ii) each of our directors, (iii) each of our named executive officers at the end of our most recently completed fiscal year as defined in Item 402(m)(2) of regulation S-K and (iv) all of our directors and executive officers as a group.  The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days.  Consequently, the denominator for calculating beneficial ownership percentages may be different for each beneficial owner.

Name and Title of Beneficial Owner (1)	Number of Common Shares Owned	Percentage of Class (2)

Camara Alford
Director, Chief Executive Officer and Chairman	0	*

Jueane Thiessen
Director, Chief Financial Officer and Secretary	200,000	*

J. Sean Diaz
Director	50,000	*

Douglas McClelland
Stockholder	60,970,000	71.1%

Directors and officers as a group (3 persons)	250,000	*

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

(2) Percentage calculations are based on 85,736,085 shares issued and outstanding on August 13, 2009.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of April 30, 2009, we had no equity securities authorized for issuance.

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

On May 1, 2007, we entered into an Independent Contractor Agreement with our Chief Financial Officer and one of our directors, Jueane Thiessen, pursuant to which we agreed to compensate Ms. Thiessen $2,000 per month to perform services as our Chief Financial Officer for a minimum of 20 hours per week from May 1, 2007 through October 31, 2007. On October 24, 2007, we entered into an Independent Contractor Agreement with Ms. Thiessen under the same terms as previously agreed to, commencing November 1, 2007 and terminating January 31, 2008. On January 31, 2008, we entered into an Independent Contractor Agreement with Ms. Thiessen, who in the interim was also appointed Secretary, pursuant to which we agreed to compensate Ms. Thiessen $7,500 per month to perform services as our Chief Financial Officer from February 1, 2008 through June 30, 2008.  On July 25, 2008, we entered into an Independent Contractor Agreement with Ms. Thiessen, pursuant to which we agreed to continue to compensate Ms. Thiessen $7,500 per month to perform services as our Chief Financial Officer from July 1, 2008 through December 31, 2008.  Under the terms of this agreement, Ms. Thiessen is required to work a minimum of 20 hours per week.  While there has been no formal renewal, the agreement has continued on a month-to-month basis.

On November 1, 2007, we cancelled and returned to treasury 83,296,672 shares of common stock previously issued to Douglas McClelland, our majority stockholder, to minimize our dilution in the event that we issued additional shares for financing and acquisition purposes.  No compensation was paid for this exchange.

On December 11, 2007, we entered into an Independent Contractor Agreement with Peter Coquillard, who we appointed as Managing Director of our Publishing division, to carry out services for a term of one year, for cash and stock compensation. Under the terms of the agreement, Mr. Coquillard was to be compensated a total of $50,000, payable monthly, $25,000 in stock as well as an option to purchase 50,000 shares of our common stock upon the adoption of a stock option plan by our board of directors. On April 22, 2008, we issued 62,500 shares of our common stock pursuant to this Agreement.  For the year ended April 30, 2008, we paid Mr. Coquillard $20,833 for services rendered.  On December 15, 2008, we renewed this Agreement under the same terms as previously agreed, to carry out services for a term of another year, for cash and stock compensation. Under the terms of the renewed agreement, Mr. Coquillard was to be compensated a total of $50,000, payable monthly, $100,000 in stock as well as an option to purchase common stock upon the adoption of a stock option plan by our board of directors. Due to administrative delay, we have not yet issued the stock options. For the year ended April 30, 2009, we have paid Mr. Coquillard $50,000 for services rendered.

As of April 30, 2009, we issued Promissory Notes totaling $140,354 to our Chief Financial Officer, Secretary, and director, Jueane Thiessen, in consideration of $140,354 cash that we borrowed from Ms. Thiessen up to that same date. Any unpaid amount of the $140,354 balance shall be payable by us, on demand. No interest shall accrue or be payable under the Promissory Notes. We are permitted to make partial payments against the principal balance of $140,354 at any time without penalty.

DIRECTOR INDEPENDENCE

As of May 1, 2009, Camara Alford, Jueane Thiessen and J. Sean Diaz served as our directors. Mr. Diaz is the only director considered "independent" in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are currently traded on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board does not require that a majority of the board be independent.

Item 14. Principal Accounting Fees and Services

We engaged Schwartz Levitsky Feldman LLP as our independent auditors to report on our balance sheet as of April 30, 2009, and the related combined statements of income, stockholders' equity, and cash flows for the year then ended.

We do not expect our auditors to attend our annual meeting of stockholders but they will have an opportunity to make a statement by telephone if they wish to do so.

AUDIT FEES

The aggregate fees billed by our auditors, Schwartz Levitsky Feldman LLP, for professional services rendered for the audit of our annual financial statements for fiscal year ended April 30, 2008 were $13,104.

The aggregate fees billed by our auditors, Schwartz Levitsky Feldman LLP, for professional services rendered for the audit of our annual financial statements for fiscal year ended April 30, 2008 have not been billed as of August 13, 2009 but we estimate that they will be approximately $17,000. The fees charged by our auditors to review our interim financial statements for the first, second and third quarters of 2008 were $13,934.

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

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended April 30, 2009, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

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

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•

Report of Independent Registered Public Accounting Firm

•

Consolidated Balance Sheets as of April 30, 2009 and 2008

•

Consolidated Statements of Operations and Comprehensive Loss for the Years ended April 30, 2009 and 2008 and the Period from June 10, 2004 (Inception) to April 30, 2009

•

Consolidated Statements of Changes in Stockholders’ Deficiency for the Years ended April 30, 2009 and 2008 and the Period from June 10, 2004 (Inception) to April 30, 2009

•

Statements of Cash Flows for the Years ended April 30, 2009 and 2008 and the Period from June 10, 2004 (Inception) to April 30, 2009

•

Notes to Consolidated Financial Statements

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

10.8.

Agreement between UOMO Media Inc. and Gettickets E Solutions Inc. dated January 16, 2009

(included as Exhibit 2.1 to the Form 8-K filed January 22, 2009 and incorporated herein by reference).

10.9.

Promissory Note between UOMO Media Inc. and Jueane Thiessen, dated January 31, 2009

(included as Exhibit 10.1 to the Form 8-K filed February 6, 2009 and incorporated herein by reference).

10.10.

Promissory Note between UOMO Media Inc. and Jueane Thiessen, dated February 26, 2009

(included as Exhibit 10.1 to the Form 8-K filed March 4, 2009 and incorporated herein by reference).

10.11.

Promissory Note between UOMO Media Inc. and Jueane Thiessen, dated April 28, 2009

(included as Exhibit 10.1 to the Form 8-K filed May 4, 2009 and incorporated herein by reference).

10.12.

Joint Venture Agreement between UOMO Media Inc. and Carl S. Erion and Bryan Wills to form Bassline dated May 18, 2009 (included as Exhibit 10.1 to the Form 8-K filed May 21, 2009 and incorporated herein by reference).

10.13.

Promissory Note between UOMO Media Inc. and Jueane Thiessen, dated June 15, 2009

(included as Exhibit 10.1 to the Form 8-K filed June 19, 2009 and incorporated herein by reference).

10.14.

Promissory Note between UOMO Media Inc. and Next Level Ltd., dated June 29, 2009

(included as Exhibit 10.1 to the Form 8-K filed July 6, 2009 and incorporated herein by reference).

10.15.

Music Agreement between UOMO Media Inc. and Colgate-Palmolive Canada Inc. dated July 16, 2009 (included as Exhibit 10.1 to the Form 8-K filed July 22, 2009 and incorporated herein by reference).

10.16.

Agreement for Promotional Appearances between UOMO Media Inc. and Colgate-Palmolive Canada Inc. dated July 16, 2009 (included as Exhibit 10.2 to the Form 8-K filed July 22, 2009 and incorporated herein by reference).

10.17

Co-Publishing Agreement with Desman Inc. (filed herewith).

10.18

Management Agreement with Desman Inc. (filed herewith).

21.1

Subsidiaries of the Registrant (filed herewith).

23.1.

Consent of Schwartz Levitsky Feldman LLP regarding audited financial statements for the period ending April 30, 2009 (filed herewith).

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

August 13, 2009

By

/s/ Jueane Thiessen

Jueane Thiessen

Chief Financial Officer and Principal Accounting Officer

Date

August 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Camara Alford

Camara Alford

Chairman of the Board of Directors

Date

August 13, 2009

By

/s/ Jueane Thiessen

Jueane Thiessen

Director

Date

August 13, 2009

By

/s/ J. Sean Diaz

J. Sean Diaz

Director

Date

August 13, 2009

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

Date: August 13, 2009

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

Date: August 13, 2009

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

The annual report on Form 10-K for the fiscal year ended April 30, 2009 (the "Form 10-K") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 13, 2009

/s/  Camara Alford

-------------------------------------

By:  Camara Alford

Chief Executive Officer

Date: August 13, 2009

 /s/ Jueane Thiessen

-------------------------------------

By: Jueane Thiessen

Chief Financial Officer and Principal Accounting Officer