Form 10-Q
period 2009-07-31
UOMO Media Inc.
filed 2009-09-14
CIK 1350573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

or

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

Yes  No  X

As of September 14, 2009, the registrant had 86,410,324 shares of common stock, par value $0.001, outstanding.

UOMO MEDIA INC.

FORM 10-Q

For the three months ended July 31, 2009

TABLE OF CONTENTS

    PAGE NUMBER

PART I

Item 1.

Financial Statements.

5

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

Operations.

21

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

24

Item 4T.

Controls and Procedures.

24

PART II

Item 1.

Legal Proceedings.

  26

Item 1A.

Risk Factors.

26

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

30

Item 3.

Defaults Upon Senior Securities.

31

Item 4.

Submission of Matters to a Vote of Security Holders.

31

Item 5.

Other Information.

31

Item 6.

Exhibits.

32

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

Financial Statements

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2009 (UNAUDITED)

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

UOMO MEDIA INC.

Page #

Interim Consolidated Balance Sheets as of July 31, 2009 (Unaudited) and April 30, 2009 (Audited)	6

Unaudited Interim Consolidated Statements of Operations for the Three Months ended July 31, 2009 and 2008	7

Unaudited Interim Consolidated Statement of Changes in Stockholders Deficiency for the Three Months ended July 31, 2009 and 2008	8

Unaudited Interim Consolidated Statement of Cash Flows for the Three Months ended July 31, 2009 and 2008	9

Condensed Notes to Unaudited Interim Consolidated Financial Statements	10-20

UOMO MEDIA INC.
INTERIM CONSOLIDATED BALANCE SHEETS AS OF JULY 31, 2009 AND APRIL 30, 2009
(Amounts expressed in US Dollars)
	Notes	31-Jul-09	30-Apr-09
		(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents		144,835	16,321
Accounts Receivable (less Allowance for Doubtful Accounts		280,804	228,280
$ Nil & $ Nil at July 31, 2009 and April 30, 2009 respectively)
Prepaid Expenses and Deposits		3,199	3,199
		428,838	247,800
Publishing Catalogue	7	400,554	340,000
Long Term Investments	8	299,235	299,235
TOTAL ASSETS		$1,128,627	$887,035
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Advances Against Royalty Revenue – Publishing Catalogue		30,258	32,258
Accounts Payable and Accruals	9	547,558	511,326
Notes Payable	10	622,443	411,454
Other Payable		55,526	42,189
		1,255,785	997,227
Long Term Investment Payable		252,408	259,369
Advances Against Royalty Revenue		324,684	281,754
		1,832,877	1,538,350
COMMITMENTS AND CONTINGENCIES (NOTE 15)
GOING GONCERN (NOTE 2) RELATED PARTY TRANSACTIONS (NOTE 6)
Stockholders' Deficiency:
Capital Stock
Authorized:	12
Common stock (400,000,000 @ par value of $ 0.001)
Issued:
Common Stock	12	85,737	85,737
Additional Paid in Capital		386,40	385,232
Unamortized Stock-based Compensation for Stockholders	14	(32,071)	(55,275)
Accumulated Deficit		(1,144,319)	(1,067,009)
Total Stockholders’ Deficiency		(704,250)	(651,315)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY		$1,128,627	$887,035

The accompanying condensed notes form an integral part of these unaudited interim consolidated financial statements.

UOMO MEDIA INC.
CONSOLIDATED STATEMENT OF OPERATIONS & COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED JULY 31, 2009 AND 2008
(Amounts expressed in US Dollars)

		For the Three Months ended 31-Jul-09	For the Three Months ended 31-Jul-08
	Notes	(Unaudited)	(Unaudited)

Revenue		251,150	315,225
Cost of Goods Sold		240,327	311,036
Gross Margin		10,823	4,189

Expenses:
Selling and administrative		88,133	106,880
Amortization	5	-	1,478
		88,133	108,358

Loss from operations		(77,310)	(104,169)
Net Loss and Comprehensive Loss for the Period		(77,310)	(104,169)

Net Loss per share for the period
Basic		(0.01)	(0.00)
Diluted		(0.01)	(0.00)
Weighted average number of shares outstanding
Basic		85,736,085	*85,093,633
Diluted		85,736,085	*85,093,633

* Reflects the 4:1 stock split effective June 5, 2007 on a retroactive basis.

The accompanying condensed notes form an integral part of these unaudited interim consolidated financial statements.

UOMO MEDIA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE THREE MONTHS ENDED JULY 31, 2009 AND 2008
(Amounts expressed in US Dollars)	Common Stock*	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Unamortized Stock-based Compen- sation	Total Stockholders’ Deficiency

Balance as of April 30, 2007 (Audited)	168,296,672	168,297	162,078	(306,914)	(26,120)	(2,659)

Stock returned to Treasury and cancelled on Nov 1, 2007 (Note 10)	(83,296,672)	(83,297)	83,297			-
Issuance of Restricted Stock Units for services	87,500	88	34,912		(35,000)	-
Amortization of stock-based compensation for stockholders					19,460	19,460
Net loss for the year				(301,933)		(301,933)
Imputed interest on shareholder’s loan			4,609			4,609
Balance as of April 30, 2008 (Audited)	85,087,500	85,088	284,896	(608,847)	(41,660)	(280,523)

Issuance of Restricted Stock Units for services	648,585	649	94,668		(95,317)	-
Issuance of Restricted Stock Units as advances
Amortization of stock-based compensation for stockholders					81,702	81,702
Net loss for the year				(458,162)		(458,162)
Imputed interest on shareholder’s loan			5,668			5,668
Balance as of April 30, 2009 (Audited)	85,736,085	85,737	385,232	(1,067,009)	(55,275)	(651,315)

Amortization of stock-based compensation for stockholders					23,204	81,702
Net loss from May 1 to July 31, 2009				(77,310)		(458,162)
Imputed interest on shareholder’s loan
(May 1 to July 31, 2009)			1,171			5,668
Balance as of July 31, 2009 (Unaudited)	85,736,085	85,737	386,403	(1,144,319)	(32,071)	(704,250)
* The figure in Common Stock reflects the 4:1 stock split effective June 5, 2007 on a retroactive basis.
The accompanying condensed notes form an integral part of these unaudited interim consolidated financial statements.

UOMO MEDIA INC.
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2009 AND 2008
(Amounts expressed in US Dollars)
	For the Three Months Ended 30-Jul-09	For the Three Months Ended 31-Jul-08
Cash Flows from Operating Activities
Net Loss	$(77,310)	$(104,169)
Adjustments made to reconcile net loss to net cash
from Operating activities
Amortization	-	1,478
Amortization of Stock Based Compensation	23,204	14,370
Imputed interest on Note Payable	1,171	1,662
Changes in operating assets and liabilities
Decrease in other receivable	-	1,646
Decrease/(increase) in accounts receivable	(52,524)	(287,895)
Increase in advances	40,930	243,493
Increase in accounts payable and accruals	36,232	308,811
Increase in other payables	13,337	16,408
Cash flows provided by (used in) operating activities	(14,960)	195,804
Cash Flows from Investing Activities
Purchase of 15% share ownership in ticketing company	(6,961)	-
Purchase of publishing catalogue	(60,554)	(210,000)
Cash flows used in investing activities	(67,515)	(210,000)
Cash Flows from Financing Activities
Note Payable	210,989	55,000
Cash flows provided by financing activities	210,989	55,000
Increase in cash and cash equivalents	128,514	40,804
Cash and cash equivalents, beginning of period	16,321	11,087
Cash and cash equivalents, end of period	$144,835	$51,891

The accompanying condensed notes form an integral part of these unaudited interim consolidated financial statements.

UOMO Media Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

July 31, 2009

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

As of September 25, 2007, the Company’s line of business changed from providing online marketing management and consulting services to providing music publishing, digital music, production, and talent management services, and effective May 1, 2009 the Company is no longer considered to be in the development stage.

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

Subsequent events have been evaluated through September 14, 2009, which is the date these financial statements were issued on Form 10-Q with the SEC.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2010. The financial statements should be read in conjunction with the Company’s April 30, 2009 financial statements and accompanying notes included in the Company’s 10-K Annual Report.

NOTE 2.   GOING CONCERN

The accompanying consolidated interim financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Effective May 1, 2009, the Company has exited the development stage and is now actively providing music publishing, digital music, production, and talent management services.  However, the Company has reported net losses of $77,310 and $104,169 for the three months ended July 31, 2009 and 2008 respectively and has an accumulated deficit of $1,144,319 and stockholders’ deficiency of $704,250 as at July 31, 2009.

The Company’s continued existence is dependent upon its ability to obtain financing and to achieve profitable operations.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

UOMO Media Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

July 31, 2009

(Amounts expressed in US dollars)

NOTE 3.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162 (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification (“the Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the year ending April 30, 2010.  This will not have an impact on the financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  This SFAS requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of SFAS 165 did not have a material impact on the consolidated financial statements.

NOTE 4.   CASH AND CASH EQUIVALENTS

Cash equivalents usually consist of highly liquid investments, which are readily convertible into cash with maturity of three months or less when purchased.  As at July 31, 2009, cash equivalents consist of $144,835 (April 30, 2009 - $16,321) as bank balance.

NOTE 5.   REVENUE RECOGNITION

The Company recognizes revenue when the following four conditions are present:

•

persuasive evidence of an arrangement exists;

•

delivery has occurred or services have been rendered;

•

the seller’s price to the buyer is fixed or determinable; and

•

collection is reasonably assured.

The Company earns revenues in the form of production, management fees, and royalties from five categories of services, comprising of five divisions. These divisions are described below. The Company negotiates similar contract terms prior to performing services under any of the categories below.

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

UOMO Media Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

July 31, 2009

(Amounts expressed in US dollars)

NOTE 5.   REVENUE RECOGNITION (cont’d)

iii)

Digital Distribution:

The Company has been developing digital music and video Web 2.0 software.  Digital strategy and communication services also falls under this division.

iv)

Talent Management:

The Company earns a percentage of gross revenues for all projects it manages.

v)

Marketing:

This division is tasked with finding opportunities for product placements and celebrity endorsement within entertainment properties.

For the three months ending July 31, 2009, the Company earned revenue from production activities, music publishing, and management. These revenues are recognized at the time of performance. The Company defers revenue should payments be received in advance of the above services being recorded. As of July 31, 2009, advances against royalty revenue of $48,828 had been received. Of this amount, $18,570 in royalties have been earned, leaving a net balance of $30,258 in advances against royalty revenue. The amount payable on the purchase of the publishing catalogue (Refer note 6), presented as "Advance Against Royalty Revenue", will be offset against future royalties from music publishing revenue.

NOTE 6.   RELATED PARTY TRANSACTIONS

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

On April 27, 2007, a director of the Company gave an unsecured loan of $50,000, to the Company payable on demand and with no interest.  Interest has been imputed and included in Stockholder’s Equity (See Note 9).

On April 30, 2007, the Company entered into a contract to pay one of its directors $10,000 to carry out services as the Company’s director for a term of one year or until removed as a director.  $5,000 in cash was paid in May 2007 and the remaining $5,000 in cash was paid in November 2007.

UOMO Media Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

July 31, 2009

(Amounts expressed in US dollars)

NOTE 6.   RELATED PARTY TRANSACTIONS (cont’d)

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

On December 11, 2007, the Company entered into a contract with a Managing Director to carry out services for a term of one year for cash and stock compensation. On April 22, 2008, the Company issued 62,500 shares of its common stock to the manager.  During the three months ended July 31, 2009, $12,500 (April 30, 2009 - $50,000) has been paid by cash for professional services rendered.  On December 15, 2008, the Company renewed the contract with this Managing Director contract for a term of one more year for cash and stock compensation.  On December 23, 2008, the Company issued 446,429 shares of its common stock to the manager.

During the three months ended July 31, 2009, $22,500 (April 30, 2009 - $90,000) has been paid by cash to the Chief Financial Officer of the Company for professional services rendered.  Prior to the appointment, on May 10, 2005, the Company issued 12,500 shares of its common stock to the Chief Financial Officer in return for cash.

During the three months ended July 31, 2009, $30,000 (April 30, 2009 - $120,000) has been paid by cash to the CEO of the Company for professional services rendered.

As of July 31, 2009, a director of the Company gave unsecured loans totaling $151,343 to the Company, payable on demand and with no interest.

The above transactions have been measured and recorded at the fair values at the time of initial measurement and at amortized cost subsequently.

NOTE 7.   PUBLISHING CATALOGUE

The Company has acquired publishing catalogues from third parties in return for cash and common stock measured and recorded at total cost of $400,554.  As at July 31, 2009, there was no impairment in the carrying value of the catalogues, which equates its fair value at the initial measurement.

NOTE 8.   LONG TERM INVESTMENTS

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

UOMO Stock Units:

337,500 stock units to become free trading as of September 1, 2009

337,500 stock units to become free trading as of January 1, 2010

750,000 stock units to become free trading as of November 1, 2010

UOMO Media Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

July 31, 2009

(Amounts expressed in US dollars)

NOTE 8.   LONG TERM INVESTMENTS (cont’d)

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

As of July 31, 2009, the Company has only paid $57,500 CAD translated to $46,827 USD in cash and stock. The full amount of the June 1, 2009 cash payable has not been made; negotiations are currently in place.  Management believes that there will be no consequence from this non-payment.  The Board of Directors will be meeting in the upcoming quarter to discuss and decide when the aforementioned stock units are to be issued to the ticketing service company.

NOTE 9.  ACCOUNTS PAYABLE AND ACCRUALS

	Jul 31, 2009	Apr 30, 2009
Accounting Charges	166,166	163,779
Professional Fees	93,057	69,466
R & D Expenses Payable	35,200	35,200
Trade Payable – Production Costs	194,665	198,873
Others	58,470	144,008
	547,558	511,326

NOTE 10.  NOTES PAYABLE

Notes payable include:

	Jul 31, 2009	Apr 30, 2009
Next Level Ltd.	421,100	221,100
Director (Note 4)	151,343	140,354
Shareholder (Note 4)	50,000	50,000
	622,443	411,454

On April 1, 2008, the Company issued a Note Payable to Next Level Ltd., in consideration of a draw down unsecured loan up to an aggregate of  $200,000 over a term of one year. Any unpaid amount of the drawn down balance borrowed is payable, on demand by Next Level Ltd. Interest payable on the principal amount is to be accrued at a floating rate equal to the prime rate plus 2%. The Company is permitted to make partial payments against the principal amount and interest at any time without penalty. The balance payable on this Note Payable has been extended for another year under the same terms.

On June 29, 2009, the Company issued another Note Payable to Next Level Ltd., in consideration of a second draw down unsecured loan up to an aggregate of $250,000 over a term of one year. Any unpaid amount of the drawn down balance borrowed is payable, on demand by Next Level Ltd. Interest payable on the principal amount is to be accrued at a floating rate equal to the prime rate plus 2%. The Company is permitted to make partial payments against the principal amount and interest at any time without penalty.  The $21,100 that the Company has already drawn over the aggregate of the first US$200,000 loan was applied against this second loan leaving a total of $228,900 available to be drawn down. Further, on June 29, 2009, the Company borrowed $50,000 against the total $228,900 available to be drawn down.

UOMO Media Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

July 31, 2009

(Amounts expressed in US dollars)

NOTE 10.  NOTES PAYABLE (cont’d)

On May 30, 2008, the Company borrowed $150,000 against the total $178,900 available to be drawn down. As of July 31, 2009, a balance of $28,900 net was available.  The total interest payable on the above notes of $9,978 forms part of the selling and administrative expense in the Income statement, and accounts payable on the Balance sheet.

NOTE 11.  OPERATING LEASE COMMITMENTS

On April 5, 2007, the Company entered into a lease agreement with Regus Business Centres. The lease was for a period of 12 months beginning May 1, 2007 with the option to renew. The lease payment is approximately $236 per month.  This lease was automatically renewed on May 1, 2008 and May 1, 2009 on the same terms.

NOTE 12.   COMMON STOCK

The stockholders' deficiency section of the Company contains the following classes of capital stock as of July 31, 2009:

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

NOTE 13.   STOCK TRANSACTIONS

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

UOMO Media Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

July 31, 2009

(Amounts expressed in US dollars)

NOTE 13.   STOCK TRANSACTIONS (cont’d)

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

Q4 2009:

No stock was issued during this quarter.

Q1 2010:

No stock was issued during this quarter.

NOTE 14.   UNAMORTIZED STOCK-BASED COMPENSATION FOR STOCKHOLDERS

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

First 12 months

- $600 a month

Next 4 months

- $700 a month

The term of the agreement is 16 months effective from August 1, 2004. The unamortized portion of this is $Nil as at July 31, 2009.

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

UOMO Media Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

July 31, 2009

(Amounts expressed in US dollars)

NOTE 14.   UNAMORTIZED STOCK-BASED COMPENSATION FOR STOCKHOLDERS (cont’d)

First 36 months

- $1,600 a month

Next 8 months

- $1,665 a month

The term of the agreement is 44 months effective from January 1, 2005. The unamortized portion of this is $Nil as at July 31, 2009 (April 30, 2009 - $Nil).

On April 22, 2008, the Company issued 25,000 shares of its common stock to a director of the Company in return for services.  The stock based compensation issued has been valued at $10,000 ($0.40 per share) which was the fair value of the stock on the date of issuance.  The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation is being amortized over the term of the service contract between the Company and the director starting May 1, 2008. The unamortized portion of this is $Nil as at July 31, 2009 and has been deducted from stockholders’ deficiency.  On December 23, 2008, the Company issued another 25,000 shares of its common stock to the director in return for services. The stock based compensation issued has been valued at $2,750 ($0.11 per share) which was the fair value of the stock on the date of issuance.  The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation is being amortized over the term of the service contract between the Company and the director starting January 1, 2009. The unamortized portion of this is $1,146 as at July 31, 2009 and has been expensed as directors’ fees.

On April 22, 2008, the Company issued 62,500 shares of its common stock to a manager of the Company in return for services.  The stock based compensation issued has been valued at $25,000 ($0.40 per share) which was the fair value of the stock on the date of issuance.  The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation is being amortized over the term of the service contract between the Company and the manager starting May 1, 2008. The unamortized portion of this is $Nil as at July 31, 2009 and has been deducted from stockholders’ deficiency. On December 23, 2008, the Company issued 446,429 shares of its common stock to the manager in return for services. The stock based compensation issued has been valued at $50,000 ($0.112 per share); the fair value of the stock on the date of issuance was $0.11. The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation is being amortized over the term of the service contract between the Company and the manager starting January 1, 2009. The unamortized portion of this is $20,833 as at July 31, 2009 and has been expensed as consulting fees.

On June 20, 2008, the Company acquired a publishing catalogue in return for cash and common stock.  The Company issued 13,612 shares of its common stock as well as $14,710 in cash as part of the compensation to acquire the publishing catalogue. The stock based compensation issued has been valued at $7,500 ($0.551 per share); the fair value of the stock on the date of issuance was $0.35 per share.  The stock must be held for a minimum of six months from the date of issuance. The amount of the stock portion of this compensation is being amortized over one year starting July 1, 2008. The unamortized portion of this is $Nil as at July 31, 2009 and has been deducted from advances payable.  On November 17, 2008, the Company issued 45,998 more shares of its common stock as part of this same compensation to acquire the publishing catalogue. The stock based compensation issued has been valued at $7,500 ($0.16305 per share); the fair value of the stock on the date of issuance was $0.16 per share.  The stock must be held for a minimum of six months from the date of issuance. The amount of the stock portion of this compensation is being amortized over one year starting December 1, 2008. The unamortized portion of this is $2,500 as at July 31, 2009 and has been deducted from advances payable.

On September 17, 2008, the Company issued 47,319 shares of its common stock to an independent contractor in return for services. The stock based compensation issued has been valued at $15,000 ($0.317 per share); the fair value of the stock on the date of issuance was $0.30 per share.  The stock must be held for a minimum of six months from the date of issuance. The amount of this compensation is being amortized over the term of the service contract between the Company and the independent contractor starting November 1, 2008. The unamortized portion of this is $3,750 as at July 31, 2009 and has been deducted from advances payable.

On October 20, 2008, the Company acquired a publishing catalogue in return for cash and common stock.  The Company issued 20,227 shares of its common stock as well as $6,918 in cash as part of the price to acquire the publishing catalogue. The stock based compensation issued has been valued at $4,167 ($0.206 per share); the fair

UOMO Media Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

July 31, 2009

(Amounts expressed in US dollars)

NOTE 14.   UNAMORTIZED STOCK-BASED COMPENSATION FOR STOCKHOLDERS (cont’d)

value of the stock on the day of issuance was $0.17 per share.  The stock must be held for a minimum of six months from date of issuance. The amount of the stock portion of this compensation is being amortized over one year starting November 1, 2008. The unamortized portion of this is $1,042 as at July 31, 2009 and has been deducted from advances payable.

On October 20, 2008, the Company issued 40,000 shares of its common stock to a manager of the Company in return for services.  The stock based compensation issued has been valued at $6,800 ($0.17 per share) which was the fair value of the stock on the date of issuance.  The stock must be held for a minimum of six months from the date of issuance. The amount of this compensation is to be amortized over the term of the service contract between the Company and the manager starting November 1, 2008. The unamortized portion of this is $2,267 as at July 31, 2009 and has been expensed as consulting fees.

On November 17, 2008, the Company issued 10,000 shares of its common stock to an independent contractor in return for services. The stock based compensation issued has been valued at $1,600 ($0.16 per share) which was the fair value of the stock on the day of issuance.  The stock must be held for a minimum of six months from the date of issuance. The amount of this compensation is being amortized over the term of the service contract between the Company and the independent contractor starting December 1, 2008. The unamortized portion of this is $533 as at April 30, 2009 and has been expensed as consulting fees.

The total unamortized portion of stock based compensation for shareholders is $32,071 as at April 30, 2009 (April 30, 2009 - $55,275).

NOTE 15.   COMMITMENTS

On April 5, 2007, the Company entered into a lease agreement with Regus Business Centres. The lease is for a period of 12 months beginning May 1, 2007 with the option to renew. The lease payment is approximately $236 per month. The lease has been automatically renewed on the same terms beginning May 1, 2008 and May 1, 2009.

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

UOMO Media Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

July 31, 2009

(Amounts expressed in US dollars)

NOTE 15.   COMMITMENTS (cont’d)

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

NOTE 16.   SUBSEQUENT EVENTS

On August 6, 2009, the Company paid back $25,095 of a $50,000 unsecured loan lent by a shareholder of the Company.

On August 6, 2009, the Company paid Gettickets E Solutions Inc. $13,942 against the June 1, 2009 outstanding cash payment still outstanding.

On August 25, 2009, the Company issued 40,000 shares of its common stock to an independent contractor in return for services.  The market value of shares on the date of issuance was $0.15 per share.

On August 25, 2009, the Company issued 29,656 shares of its common stock as part of the compensation to acquire a publishing catalogue.  The value of the shares was calculated on a 10-day close price trading average valued at $0.1405 per share; the market value of shares on the date of issuance was $0.15 per share.

On August 25, 2009, the Company issued 554,583 shares of its common stock as part of the compensation for its acquisition of a ticketing service company.  The value of the shares was calculated at $0.15 per share, which was also the market value of shares on the date of issuance.

On August 25, 2009, the Company issued 25,000 shares of its common stock as compensation for services under a joint venture partnership.  The market value of shares on the date of issuance was $0.15 per share.

On August 25, 2009, the Company issued 25,000 shares of its common stock as compensation for services under a joint venture partnership.  The market value of shares on the date of issuance was $0.15 per share.

UOMO Media Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

July 31, 2009

(Amounts expressed in US dollars)

NOTE 17.   GEOGRAPHIC AND SEGMENTED INFORMATION

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

Financial information for the Company’s reportable segments is summarized below.

NOTE 17.   GEOGRAPHIC AND SEGMENTED INFORMATION (cont’d)

	For the Three Months Ended Jul 31, 2009	For the Three Months Ended Jul 31, 2008
Total Revenues
Production	240,402	313,732
Publishing	2,000	-
Other	8,748	1,493
Total Revenues	251,150	315,225

Cost of Revenue:
Production	236,443	309,836
Publishing	-	-
Other	3,884	1,200
Total Cost of Revenues	240,327	311,036

Gross Margin:
Production	3,959	3,896
Publishing	2,000	-
Other	4,864	293
Total Gross Margin	10,823	4,189

NOTE 18.   COMPARATIVE FIGURES

The comparative figures have been re-classified to conform to the current period’s presentation.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis compares our results of operations for the three months ended July 31, 2009 to the same period in 2008. This discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended July 31, 2009. This quarterly report contains certain forward-looking statements and our future operation results could differ materially from those discussed herein.

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

OVERVIEW

We incorporated on June 10, 2004 as First Source Data, Inc. under the laws of the State of Nevada. As of September 25, 2007, our line of business changed from providing online marketing management and consulting services to providing music publishing, digital music and video, recorded music and production, and talent management services.  We are now in the business of producing, managing, and monetizing music-based intellectual property. Effective October 30, 2007, we changed our name to UOMO Media Inc., which we believe more appropriately reflects our current business focus. Effective May 1, 2009 we are no longer considered to be in the development stage.

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

•

collection is reasonably assured.

We earn revenues in the form of production, management fees, and royalties from five categories of services, comprising of five divisions. These divisions are described below. The Company negotiates similar contract terms prior to performing services under any of the categories below.

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

iii)

Digital Distribution:

The Company has been developing digital music and video Web 2.0 software.  Digital strategy and communication services also falls under this division.

iv)

Talent Management:

The Company earns a percentage of gross revenues for all projects it manages.

v)

Marketing:

This division is tasked with finding opportunities for product placements and celebrity endorsement within entertainment properties.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162 (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification (“the Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the year ending April 30, 2010.  This will not have an impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  This SFAS requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2009 AS COMPARED TO THE THREE MONTHS ENDED JULY 31, 2008

Revenue

For the three months ended July 31, 2009, we generated $251,150 in revenues. For the three months ended July 31, 2008, we generated $315,225.

Cost of Goods Sold

During the three months ended July 31, 2009, we incurred $240,327 in cost of goods sold expense for providing production services.  For the same three month period ended July 31, 2008, we incurred $311,036 cost of goods sold expense during this period.

Expenses

During the three months ended July 31, 2009, we incurred total selling and administrative expense from operations of $88,133.  For the same three month period ended July 31, 2008, we incurred total expenses from operations of $108,358 comprised of selling and administrative expense of $106,880 and amortization expense of $1,478. The largest two expenses in the three months ended July 31, 2009, besides Cost of Goods Sold expense of $240,327, were $65,753 for consulting and management services, and $26,000 for accounting fees, compared to $52,876 for consulting and management services, $22,392, the two largest expenses for the three months ended July 31, 2008.  Expenses were about the same in both periods, however, total expenses were offset by a $28,073 gain in foreign exchange in the three months ended July 31, 2009 mostly due to accounts receivable.

Net Income/Loss

During the three month period ended July 31, 2009, we incurred a net loss of $77,310 compared with a net loss of $104,169 for the three month period ended July 31, 2008. While our revenue for the three month period ended July 31, 2008 were higher, our cost of goods sold expense came in much lower for the three month period ended July 31, 2009, resulting in a higher gross margin for this period.  This was further offset by recognition of gain in foreign exchange in the three months ended July 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We do not yet have an adequate source of reliable, long-term revenue to fund operations. We may not achieve a consistent and reliable revenue stream adequate to support continued operations and development of our new line of business activities.

As of July 31, 2009, we had cash and cash equivalents of $144,835. We had total current assets of $428,838, which includes $3,199 in prepaid expenses and deposits. Our liquidity as of July 31, 2009 should be interpreted in conjunction with a recorded liability of $622,443 loan payable on demand.

Our financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Effective May 1, 2009, we exited the development stage and we are now actively providing music publishing, digital music, production, and talent management services.  However, we have reported net losses of $77,310 and $104,169 for the three months ended July 31, 2009 and 2008 respectively and have an accumulated deficit of $1,144,319 and stockholders’ deficiency of $704,250 as at July 31, 2009.

The Company’s continued existence is dependent upon its ability to obtain financing and to achieve profitable operations.

The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

SUBSEQUENT EVENTS

On August 6, 2009, the Company paid back $25,095 of a $50,000 unsecured loan lent by a shareholder of the Company.

On August 6, 2009, the Company paid Gettickets E Solutions Inc. $13,942 against the June 1, 2009 outstanding cash payment still outstanding.

On August 25, 2009, the Company issued 674,239 shares of common stock.

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

Item 4T.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer

concluded that our disclosure controls and procedures cannot be relied upon to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of July 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of July 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We have a short operating history and have not been profitable since our incorporation in June 2004. Effective May 1, 2009, the Company has exited the development stage and is now actively providing music publishing, digital music, production, and talent management services.  However, we have reported net losses and an accumulated deficit and stockholders’ deficiency at July 31, 2009. Even if we obtain future revenues sufficient to continue to expand our operations, increased operational or marketing expenses could adversely affect our liquidity. The limited extent of our assets and revenues, and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. We have no significant assets or financial resources. Our lack of operating history makes it very difficult for you to make an investment decision based upon our managerial skill. We may never become profitable and our stockholders may lose their entire investment.

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

We have limited cash so our continued existence is dependent upon our ability to obtain financing and to achieve profitable operations. If we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We have limited capital reserves to finance expansion or to protect us from a downturn in business. The Company’s continued existence is dependent upon its ability to obtain financing and to achieve profitable operations. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by new business. If additional shares are issued to raise capital, our existing stockholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.  We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

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

As of July 31, 2009, Douglas McClelland, one of our former directors, owns approximately 71% of our voting stock. As a result, Mr. McClelland exercises significant control over our business affairs and policy. Mr. McClelland is able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring, or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of Mr. McClelland. In addition, Mr. McClelland may not have an interest in fully promoting the sale of our common stock if such sales would reduce the opportunity for him to sell his own shares at any time in the future.

Our common stock has experienced in the past, and is expected to experience in the future, significant price and volume volatility, which substantially increases the risk that our stockholders may not be able to sell their shares at or above the price that they paid for the shares.

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. From May 1, 2009 and through July 31, 2009, our common stock was sold and purchased at prices that ranged from a high of $1.06 to a low of $0.10 per share (with prices adjusted for a four-to-one forward split in our stock that occurred on June 6, 2007). An inability for our stockholders to sell their shares in a rapidly declining market as a result of the illiquidity in our stock may substantially increase their risk of loss because the price for our common stock may suffer greater declines due to its price volatility.

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

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

During the first quarter of our fiscal year ended April 30, 2010, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

10.2.

Promissory Note between UOMO Media Inc. and Jueane Thiessen, dated June 15, 2009

(included as Exhibit 10.1 to the Form 8-K filed June 19, 2009 and incorporated herein by reference).

10.3.

Promissory Note between UOMO Media Inc. and Next Level Ltd., dated June 29, 2009

(included as Exhibit 10.1 to the Form 8-K filed July 6, 2009 and incorporated herein by reference).

10.4.

Music Agreement between UOMO Media Inc. and Colgate-Palmolive Canada Inc. dated July 16, 2009 (included as Exhibit 10.1 to the Form 8-K filed July 22, 2009 and incorporated herein by reference).

10.5.

Agreement for Promotional Appearances between UOMO Media Inc. and Colgate-Palmolive Canada Inc. dated July 16, 2009 (included as Exhibit 10.2 to the Form 8-K filed July 22, 2009 and incorporated herein by reference).

10.6.

Co-Publishing Agreement with Desman Inc. (included as Exhibit 10.17 to the Form 10-K filed August, 13, 2009 and incorporated herein by reference).

10.7.

Management Agreement with Desman Inc. (included as Exhibit 10.18 to the Form 10-K filed August, 13, 2009 and incorporated herein by reference).

10.8.

Manufacturing and Distribution Agreement with Universal Music Canada Inc.. (included as Exhibit 10.1 to the Form 8-K filed August, 21, 2009 and incorporated herein by reference).

21.1.

Subsidiaries of the Registrant (filed herewith).

31.1.

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1.

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

September 14, 2009

By

/s/ Jueane Thiessen

Jueane Thiessen

Chief Financial Officer and Principal Accounting Officer

Date

September 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Camara Alford

Camara Alford

Chairman of the Board of Directors

Date

September 14, 2009

By

/s/ Jueane Thiessen

Jueane Thiessen

Director

Date

September 14, 2009

By

/s/ J. Sean Diaz

J. Sean Diaz

Director

Date

September 14, 2009

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

Date: September 14, 2009

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

Date: September 14, 2009

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

The quarterly report on Form 10-Q for the three month period ended July 31, 2009 (the "Form 10-Q") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 14, 2009

/s/  Camara Alford

-------------------------------------

By:  Camara Alford

Chief Executive Officer

Date: September 14, 2009

 /s/ Jueane Thiessen

-------------------------------------

By: Jueane Thiessen

Chief Financial Officer and Principal Accounting Officer