Form 10-Q
period 2009-10-31
UOMO Media Inc.
filed 2009-12-22
CIK 1350573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

or

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

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer   ☐ (Do not check if a smaller reporting company)

Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No X

As of December 22, 2009, the registrant had 87,060,324 shares of common stock, par value $0.001, outstanding.

UOMO MEDIA INC.

FORM 10-Q

For the Six Months ended October 31, 2009

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

33

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

Financial Statements

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2009 (UNAUDITED)

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

UOMO MEDIA INC.

Page #

Interim Consolidated Balance Sheets as of October 31, 2009 (Unaudited) and April 30, 2009 (Audited)	6

Unaudited Interim Consolidated Statements of Operations for the Six Months ended October 31, 2009 and 2008	7

Unaudited Interim Consolidated Statement of Changes in Stockholders Deficiency for the Six Months ended October 31, 2009 and 2008	8-9

Unaudited Interim Consolidated Statement of Cash Flows for the Six Months ended October 31, 2009 and 2008	10

Condensed Notes to Unaudited Interim Consolidated Financial Statements	11-22

UOMO MEDIA INC.
INTERIM CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2009 AND APRIL 30, 2009
(Amounts expressed in US Dollars)
	Notes	31-Oct-09	30-Apr-09
		(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents		8,733	16,321
Accounts Receivable (less Allowance for Doubtful Accounts		397,761	228,280
$ Nil & $ Nil at October 31, 2009 and April 30, 2009 respectively)
Prepaid Expenses and Deposits		3,199	3,199
		409,693	247,800
Publishing Catalogue	7	400,554	340,000
Long Term Investments	8	299,235	299,235
TOTAL ASSETS		$1,109,482	$887,035
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Advances Against Royalty Revenue – Publishing Catalogue		30,258	32,258
Accounts Payable and Accruals	9	664,627	511,326
Notes Payable	10	597,347	411,454
Other Payable		68,013	42,189
		1,360,245	997,227
Long Term Investment Payable		155,357	259,369
Advances Against Royalty Revenue		293,791	281,754
		1,809,393	1,538,350
COMMITMENTS AND CONTINGENCIES (NOTE 15)
GOING GONCERN (NOTE 2) RELATED PARTY TRANSACTIONS (NOTE 6)
Stockholders' Deficiency:
Capital Stock
Authorized:	12
Common stock (400,000,000 @ par value of $ 0.001)
Issued:
Common Stock	12	86,411	85,737
Additional Paid in Capital		487,656	385,232
Unamortized Stock-based Compensation for Stockholders	14	(24,839)	(55,275)
Accumulated Deficit		(1,249,139)	(1,067,009)
Total Stockholders’ Deficiency		(699,911)	(651,315)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY		$1,109,482	$887,035

The accompanying condensed notes form an integral part of these unaudited interim consolidated financial statements.

UOMO MEDIA INC.
CONSOLIDATED STATEMENT OF OPERATIONS & COMPREHENSIVE LOSS
(Amounts expressed in US Dollars)	Notes

		For the Six Months Ended October 31		For the Three Months Ended October 31
		2009	2008	2009	2008

Revenue		611,237	468,074	360,087	152,849
Cost of goods sold		574,665	452,478	334,338	141,442
Gross margin		36,572	15,596	25,749	11,407

Expenses:
Selling and administrative		218,702	231,079	108,107	124,199
Amortization	5	-	1,787	-	309
		218,702	232,866	108,107	124,508

Loss from operations		(182,130)	(217,270)	(82,358)	(113,101)
Net Loss and Comprehensive Loss for the Period		(182,130)	(217,270)	(82,358)	(113,101)

Net Loss per share for the period
Basic		-	-	-	-
Diluted		-	-	-	-
Weighted average number of shares outstanding
Basic		* 85,981,596	*85,101,013	*86,227,107	*85,108,313
Diluted		* 85,981,596	*85,101,013	*86,227,107	*85,108.313

* Reflects the 4:1 stock split effective June 5, 2007 on a retroactive basis.

The accompanying condensed notes form an integral part of these unaudited interim consolidated financial statements.

UOMO MEDIA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008 (Amounts expressed in US Dollars)
	Common Stock*	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Unamortized Stock-based Compen- sation	Total Stockholders’ Deficiency

Balance as of April 30, 2007 (Audited)	168,296,672	168,297	162,078	(306,914)	(26,120)	(2,659)

Stock returned to Treasury and cancelled on Nov 1, 2007 (Note 10)	(83,296,672)	(83,297)	83,297			-
Issuance of Restricted Stock Units for services	87,500	88	34,912		(35,000)	-
Amortization of stock-based compensation for stockholders					19,460	19,460
Net loss for the year				(301,933)		(301,933)
Imputed interest on shareholder’s loan			4,609			4,609

Balance as of April 30, 2008 (Audited)	85,087,500	85,088	284,896	(608,847)	(41,660)	(280,523)

Issuance of Restricted Stock Units for services	648,585	649	94,668		(95,317)	-
Issuance of Restricted Stock Units as advances
Amortization of stock-based compensation for stockholders					81,702	81,702
Net loss for the year				(458,162)		(458,162)
Imputed interest on shareholder’s loan			5,668			5,668

Balance as of April 30, 2009 (Audited)	85,736,085	85,737	385,232	(1,067,009)	(55,275)	(651,315)

UOMO MEDIA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (cont’d)
FOR THE SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008 (Amounts expressed in US Dollars)
	Common Stock*	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Unamortized Stock-based Compen- sation	Total Stockholders’ Deficiency

Issuance of Restricted Stock Units for services	90,000	90	13,410		(13,500)	-
Issuance of Restricted Stock Units as advances	29,656	30	4,137		(4,167)	-
Issuance of Stock for acquisition	554,583	554	82,633			83,187
Amortization of stock-based compensation for stockholders					48,103	48,103
Net loss from May 1 to October 31, 2009				(182,130)		(182,130)
Imputed interest on shareholder’s loan
(May 1 to October 31, 2009)			2,244			2,244

Balance as of October 31, 2009 (Unaudited)	86,410,324	86,411	487,656	(1,249,139)	(24,839)	(699,911)
* The figure in Common Stock reflects the 4:1 stock split effective June 5, 2007 on a retroactive basis.

The accompanying condensed notes form an integral part of these unaudited interim consolidated financial statements.

UOMO MEDIA INC.
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008
(Amounts expressed in US Dollars)
	For the Six Months Ended 31-Oct-09	For the Six Months Ended 31-Oct-08
Cash Flows from Operating Activities
Net Loss	$(182,130)	$(217,270)
Adjustments made to reconcile net loss to net cash
from Operating activities
Amortization	-	1,787
Amortization of Stock Based Compensation	48,103	26,660
Imputed interest on Note Payable	2,244	3,254
Changes in operating assets and liabilities
Decrease in other receivable	-	1,646
Decrease/(increase) in accounts receivable	(169,481)	(249,830)
Increase/(decrease) in advances	10,037	346,469
Increase in accounts payable and accruals	153,301	302,452
Increase in other payables	25,824	22,802
Cash flows provided by (used in) operating activities	(112,102)	237,970
Cash Flows from Investing Activities
Decrease in long term investment payable	(20,825)	-
Purchase of publishing catalogue	(60,554)	(340,000)
Cash flows used in investing activities	(81,379)	(340,000)
Cash Flows from Financing Activities
Note Payable	185,893	100,000
Cash flows provided by financing activities	185,893	100,000
Increase in cash and cash equivalents	(7,588)	(2,030)
Cash and cash equivalents, beginning of period	16,321	11,087
Cash and cash equivalents, end of period	$8,733	$9,057

The accompanying condensed notes form an integral part of these unaudited interim consolidated financial statements.

UOMO Media Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

October 31, 2009

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

Subsequent events have been evaluated through December 22, 2009, which is the date these financial statements were issued on Form 10-Q with the SEC.

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

NOTE 2.   GOING CONCERN

The accompanying consolidated interim financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Effective May 1, 2009, the Company has exited the development stage and is now actively providing music publishing, digital music, production, and talent management services.  However, the Company has reported net losses of $182,130 and $217,270 for the six months ended October 31, 2009 and 2008 respectively and has an accumulated deficit of $1,249,1139and stockholders’ deficiency of $699,911as at October 31, 2009.

The Company’s continued existence is dependent upon its ability to obtain financing and to achieve profitable operations.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

UOMO Media Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

October 31, 2009

(Amounts expressed in US dollars)

NOTE 3.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162 (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification (“the Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company began to use the new Codification when referring to GAAP in its annual report on Form 10-K for the year ending April 30, 2010.  This will not have an impact on the financial statements.

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

NOTE 4.   CASH AND CASH EQUIVALENTS

Cash equivalents usually consist of highly liquid investments, which are readily convertible into cash with maturity of three months or less when purchased.  As at October 31, 2009, cash equivalents consist of $8,733 (April 30, 2009 - $16,321) as bank balance.

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

UOMO Media Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

October 31, 2009

(Amounts expressed in US dollars)

NOTE 5.   REVENUE RECOGNITION (cont’d)

iii)

Digital Distribution:

The Company has been developing digital music and video Web 2.0 software.  Digital strategy and communication services also falls under this division.  As well, UOMO’s BasslineHQ division of interactive services falls under this division.

iv)

Talent Management:

The Company earns a percentage of gross revenues for all projects it manages.

v)

Marketing:

This division is tasked with finding opportunities for product placements and celebrity endorsement within entertainment properties.

For the six months ending October 31, 2009, the Company earned revenue from all divisions, with the bulk of its revenues from production activities. These revenues are recognized at the time of performance. The Company defers revenue should payments be received in advance of the above services being recorded. As of October 31, 2009, advances against royalty revenue of $48,828 had been received. Of this amount, $18,570 in royalties have been earned, leaving a net balance of $30,258 in advances against royalty revenue. The amount payable on the purchase of the publishing catalogue (Refer note 6), presented as "Advance Against Royalty Revenue", will be offset against future royalties from music publishing revenue.

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

On April 27, 2007, a director of the Company gave an unsecured loan of $50,000, to the Company payable on demand and with no interest.  On August 6, 2009, $25,096 of this loan was repaid, leaving a balance of $24,904 remaining.  Interest has been imputed and included in Stockholder’s Equity (See Note 9).

On April 30, 2007, the Company entered into a contract to pay one of its directors $10,000 to carry out services as the Company’s director for a term of one year or until removed as a director.  $5,000 in cash was paid in May 2007 and the remaining $5,000 in cash was paid in November 2007.

UOMO Media Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

October 31, 2009

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

During the six months ended October 31, 2009, $45,000 (April 30, 2009 - $90,000) has been paid by cash to the Chief Financial Officer of the Company for professional services rendered.  Prior to the appointment, on May 10, 2005, the Company issued 12,500 shares of its common stock to the Chief Financial Officer in return for cash.

During the six months ended October 31, 2009, $60,000 (April 30, 2009 - $120,000) has been paid by cash to the CEO of the Company for professional services rendered.

As of October 31, 2009, a director of the Company gave unsecured loans totaling $151,343 to the Company, payable on demand and with no interest.

The above transactions have been measured and recorded at the fair values at the time of initial measurement and at amortized cost subsequently.

NOTE 7.   PUBLISHING CATALOGUE

The Company has acquired publishing catalogues from third parties in return for cash and common stock measured and recorded at total cost of $400,554.  As at October 31, 2009, there was no impairment in the carrying value of the catalogues, which equates its fair value at the initial measurement.

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

October 31, 2009

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

On October 26, 2009, the Company amended the original Asset Purchase Agreement dated January 16, 2009, to change the financial terms only as follows:

Cash:

$10,000 CAD cash payable by December 19, 2008 in bank draft form

$40,000 CAD payable upon execution of the agreement

$  7,500 CAD cash payable July 16, 2009

$15,000 CAD cash payable August 6, 2009

UOMO Stock Units:

554,583 stock units to become free trading as of August 19, 2009

650,000 stock units to become free trading as of October 27, 2009

337,500 stock units to become free trading as of January 1, 2010

750,000 stock units to become free trading as of November 1, 2010

All other terms of the original agreement shall apply mutatis mutandis.

As of October 31, 2009, the Company has paid $72,500 CAD translated to $60,692 USD in cash and issued 554,583 common stock as required in the new Amending Agreement.

NOTE 9.  ACCOUNTS PAYABLE AND ACCRUALS

	Oct 31, 2009	Apr 30, 2009
Accounting Charges	187,617	163,779
Professional Fees	90,087	69,466
R & D Expenses Payable	35,200	35,200
Trade Payable – Production Costs	248,979	198,873
Accrued Production Costs	42,075	-
Others	60,669	44,008
	664,627	511,326

NOTE 10.  NOTES PAYABLE

Notes payable include:

	Oct 31, 2009	Apr 30, 2009
Next Level Ltd.	421,100	221,100
Director (Note 4)	151,343	140,354
Shareholder (Note 4)	24,904	50,000
	597,347	411,454

NOTE 10.  NOTES PAYABLE (cont’d)

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

NOTE 12.   COMMON STOCK

The stockholders' deficiency section of the Company contains the following classes of capital stock as of October 31, 2009:

Common stock, $0.001 par value; 400,000,000* shares authorized and 86,410,324* shares issued and outstanding.

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

UOMO Media Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

October 31, 2009

(Amounts expressed in US dollars)

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

UOMO Media Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

October 31, 2009

(Amounts expressed in US dollars)

NOTE 13.   STOCK TRANSACTIONS (cont’d)

Q2 2010:

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

On August 25, 2009, the Company issued another 25,000 shares of its common stock as compensation for services under a joint venture partnership.  The market value of shares on the date of issuance was $0.15 per share.

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

On January 26, 2005, the Company issued 5,760,000 shares of its common stock to a shareholder of the Company, partly in return for services and partly for cash. The stock-based compensation portion of this issue has been valued at $70,920 as the difference between the issue price ($0.00019 per share) and the grant-date fair value ($0.01250 per share) and has been amortized over the term of the contract as follows:

First 36 months

- $1,600 a month

Next 8 months

- $1,665 a month

The term of the agreement was 44 months effective from January 1, 2005. The unamortized portion of this is $Nil as at October 31, 2009 (April 30, 2009 - $Nil).

On April 22, 2008, the Company issued 25,000 shares of its common stock to a director of the Company in return for services.  The stock based compensation issued has been valued at $10,000 ($0.40 per share) which was the fair value of the stock on the date of issuance.  The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation was amortized over the term of the service contract between the Company and the director starting May 1, 2008. The unamortized portion of this is $Nil as at October 31, 2009 and has been deducted from stockholders’ deficiency.  On December 23, 2008, the Company issued another 25,000 shares of its common stock to the director in return for services. The stock based compensation issued has been valued at $2,750 ($0.11 per share) which was the fair value of the stock on the date of issuance.  The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation is being

UOMO Media Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

October 31, 2009

(Amounts expressed in US dollars)

NOTE 14.   UNAMORTIZED STOCK-BASED COMPENSATION FOR STOCKHOLDERS (cont’d)

amortized over the term of the service contract between the Company and the director starting January 1, 2009. The unamortized portion of this is $458 as at October 31, 2009 and has been expensed as directors’ fees.

On April 22, 2008, the Company issued 62,500 shares of its common stock to a manager of the Company in return for services.  The stock based compensation issued has been valued at $25,000 ($0.40 per share) which was the fair value of the stock on the date of issuance.  The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation was amortized over the term of the service contract between the Company and the manager starting May 1, 2008. The unamortized portion of this is $Nil as at October 31, 2009 and has been deducted from stockholders’ deficiency. On December 23, 2008, the Company issued 446,429 shares of its common stock to the manager in return for services. The stock based compensation issued has been valued at $50,000 ($0.112 per share); the fair value of the stock on the date of issuance was $0.11. The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation is being amortized over the term of the service contract between the Company and the manager starting January 1, 2009. The unamortized portion of this is $8,333 as at October 31, 2009 and has been expensed as consulting fees.

On June 20, 2008, the Company acquired a publishing catalogue in return for cash and common stock.  The Company issued 13,612 shares of its common stock as well as $14,710 in cash as part of the compensation to acquire the publishing catalogue. The stock based compensation issued was valued at $7,500 ($0.551 per share); the fair value of the stock on the date of issuance was $0.35 per share.  The stock must be held for a minimum of six months from the date of issuance. The amount of the stock portion of this compensation was amortized over one year starting July 1, 2008. The unamortized portion of this is $Nil as at October 31, 2009 and has been deducted from advances payable. On November 17, 2008, the Company issued 45,998 more shares of its common stock as part of this same compensation to acquire the publishing catalogue. The stock based compensation issued has been valued at $7,500 ($0.16305 per share); the fair value of the stock on the date of issuance was $0.16 per share.  The stock must be held for a minimum of six months from the date of issuance. The amount of the stock portion of this compensation is being amortized over one year starting December 1, 2008. The unamortized portion of this is $625 as at October 31, 2009 and has been deducted from advances payable.

On September 17, 2008, the Company issued 47,319 shares of its common stock to an independent contractor in return for services. The stock based compensation issued was valued at $15,000 ($0.317 per share); the fair value of the stock on the date of issuance was $0.30 per share.  The stock must be held for a minimum of six months from the date of issuance. The amount of this compensation was amortized over the term of the service contract between the Company and the independent contractor starting November 1, 2008. The unamortized portion of this is $Nil as at October 31, 2009 and has been expenses as production expense.

On October 20, 2008, the Company acquired a publishing catalogue in return for cash and common stock.  The Company issued 20,227 shares of its common stock as well as $6,918 in cash as part of the price to acquire the publishing catalogue. The stock based compensation issued was valued at $4,167 ($0.206 per share); the fair value of the stock on the day of issuance was $0.17 per share.  The stock must be held for a minimum of six months from date of issuance. The amount of the stock portion of this compensation was amortized over one year starting November 1, 2008. The unamortized portion of this is $Nil as at October 31, 2009 and has been deducted from advances payable. On August 25, 2009, the Company issued 29,656 more shares of its common stock as part of this same compensation to acquire the publishing catalogue. The stock based compensation issued has been valued at $4,167 ($0.1405 per share); the fair value of the stock on the date of issuance was $0.15 per share.  The stock must be held for a minimum of six months from the date of issuance. The amount of the stock portion of this compensation is being amortized over one year starting September 1, 2009. The unamortized portion of this is $3,472 as at October 31, 2009 and has been deducted from advances payable.

UOMO Media Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

October 31, 2009

(Amounts expressed in US dollars)

NOTE 14.   UNAMORTIZED STOCK-BASED COMPENSATION FOR STOCKHOLDERS (cont’d)

On October 20, 2008, the Company issued 40,000 shares of its common stock to a manager of the Company in return for services.  The stock based compensation issued has been valued at $6,800 ($0.17 per share) which was the fair value of the stock on the date of issuance.  The stock must be held for a minimum of six months from the date of issuance. The amount of this compensation is to be amortized over the term of the service contract between the Company and the manager starting November 1, 2008. The unamortized portion of this is $567 as at October 31, 2009 and has been expensed as consulting fees. On August 25, 2009, the Company issued 40,000 more shares of its common stock to the manager in return for services.  The stock based compensation issued has been valued at $6,000 ($0.15 per share) which was the fair value of the stock on the date of issuance.  The stock must be held for a minimum of six months from the date of issuance. The amount of this compensation is to be amortized over the term of the service contract between the Company and the manager starting September 1, 2009. The unamortized portion of this is $5,000 as at October 31, 2009 and has been expensed as consulting fees.

On November 17, 2008, the Company issued 10,000 shares of its common stock to an independent contractor in return for services. The stock based compensation issued has been valued at $1,600 ($0.16 per share) which was the fair value of the stock on the day of issuance.  The stock must be held for a minimum of six months from the date of issuance. The amount of this compensation is being amortized over the term of the service contract between the Company and the independent contractor starting December 1, 2008. The unamortized portion of this is $133 as at October 31, 2009 and has been expensed as consulting fees.

On August 25, 2009, the Company issued 25,000 shares of its common stock to an independent contractor in return for services. The stock based compensation issued has been valued at $3,750 ($0.15 per share) which was the fair value of the stock on the day of issuance.  The stock must be held for a minimum of twelve months from the date of issuance. The amount of the stock portion of this compensation is being amortized over one year starting September 1, 2009. The unamortized portion of this is $3,125 as at October 31, 2009 and has been expensed as consulting fees.

On August 25, 2009, the Company issued another 25,000 shares of its common stock to another independent contractor in return for services. The stock based compensation issued has been valued at $3,750 ($0.15 per share) which was the fair value of the stock on the day of issuance.  The stock must be held for a minimum of twelve months from the date of issuance. The amount of the stock portion of this compensation is being amortized over one year starting September 1, 2009. The unamortized portion of this is $3,125 as at October 31, 2009 and has been expensed as consulting fees.

The total unamortized portion of stock based compensation for shareholders is $24,839 as at October 31, 2009 (April 30, 2009 - $55,275).

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

October 31, 2009

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

On October 8, 2008, the Company entered into an Independent Contractor Agreement with a sole proprietor, under which the independent contractor would be compensated an advance of $2,000 per month to perform services for a period of six months to March 31, 2009. While there was no formal renewal, the agreement was continued on a month-to-month basis to September 30, 2009.  On November 30, 2009, the agreement was renewed to March 31, 2010 for compensation of $2,500 per month.

On January 16, 2009, the Company acquired a 15% preferred share ownership of a ticketing service company in consideration for cash, stock, and warrants.  On October 26, 2009, the Company amended the original Asset Purchase Agreement dated January 16, 2009, to change the financial terms only.  Under the terms of the new agreement, the following payments will be further required:

UOMO Stock Units:

650,000 stock units to become free trading as of October 27, 2009 (See Note 16 - Stock issued in November 2009)

337,500 stock units to become free trading as of January 1, 2010

750,000 stock units to become free trading as of November 1, 2010

NOTE 16.   SUBSEQUENT EVENTS

In November 2009, the Company issued 650,000 common stock as required and agreed on under the terms of the Amended Asset Purchase Agreement for the long term investment of a ticketing service company.

On November 30, 2009, the Company renewed the Independent Contractor Agreement with a sole proprietor, under which the independent contractor would be compensated an advance of $2,500 per month to perform services for a period of six months starting October 1, 2009 to March 31, 2010.

On December 7, 2009, the Company renewed the Director Service Agreement with a director for another period of twelve months, under which the director would be compensated 25,000 restricted common stock for providing his services.

UOMO Media Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

October 31, 2009

(Amounts expressed in US dollars)

NOTE 17.   GEOGRAPHIC AND SEGMENTED INFORMATION

All the Company's operations and assets are located in Canada. For the six months ended October 31, 2009, total revenue from continuing operations in Canada was $611,237. We evaluate performance based on gross margins (total revenues less costs of production and licensing) before operating costs.  We do not manage our operating costs on a segment basis as our sales, marketing and support personnel, management team, and consultants work across all segments.  Additionally, we do not track assets by segment and therefore asset disclosures by segment are not relevant and are not presented.

Financial information for the Company’s reportable segments is summarized below.

NOTE 17.   GEOGRAPHIC AND SEGMENTED INFORMATION (cont’d)

	For the Six Months Ended Oct 31, 2009	For the Six Months Ended Oct 31, 2008	For the Three Months Ended Oct 31, 2009	For the Three Months Ended Oct 31, 2008
Total Revenues
Production	523,977	450,011	283,575	136,279
Publishing	2,000	16,570	-	16,570
Digital	19,500	-	19,500	-
Management & Other	65,760	1,493	57,012	-
Total Revenues	611,237	468,074	360,087	152,849

Cost of Revenue:
Production	518,938	452,478	282,495	141,442
Publishing	-	-	-	-
Digital	17,275	-	17,275	-
Other	38,452	-	34,568	-
Total Cost of Revenues	574,665	452,478	334,338	141,442

Gross Margin:
Production	5,039	15,596	1,080	(5,163)
Publishing	2,000	-	-	16,570
Digital	2,225	-	2,225	-
Other	27,308	-	22,444	-
Total Gross Margin	36,572	15,596	25,749	11,407

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis compares our results of operations for the six months ended October 31, 2009 to the same period in 2008. This discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended October 31, 2009. This quarterly report contains certain forward-looking statements and our future operation results could differ materially from those discussed herein.

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

iii)

Digital Distribution:

The Company has been developing digital music and video Web 2.0 software. Digital strategy and communication services also falls under this division.  As well, UOMO’s BasslineHQ division of interactive services falls under this division.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162 (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification (“the Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company will begun to use the new Codification when referring to GAAP in its annual report on Form 10-K for the year ending April 30, 2010. This will not have an impact on the financial statements.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2009 AS COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 2008

Revenue

For the six months ended October 31, 2009, we generated $611,237 in revenues generated across all divisions. For the six months ended October 31, 2008, we generated $468,074.

Cost of Goods Sold

During the six months ended October 31, 2009, we incurred $574,665 in cost of goods sold expense.  For the same six month period ended October 31, 2008, we incurred $452,478 cost of goods sold expense during this period.

Expenses

During the six months ended October 31, 2009, we incurred total selling and administrative expense from operations of $218,702.  For the same six month period ended October 31, 2008, we incurred total expenses from operations of $232,866 comprised of selling and administrative expense of $231,079 and amortization expense of $1,787. The largest two expenses in the six months ended October 31, 2009, besides Cost of Goods Sold expense of $574,665, were $137,909 for consulting and management services, and $59,791 for accounting fees, compared to $117,904 for consulting and management services, and $44,892 for accounting fees, the two largest expenses for the six months ended October 31, 2008.  Expenses were about the same in both periods, however, total expenses were offset by a $25,279 gain in foreign exchange in the six months ended October 31, 2009 mostly due to accounts receivable.

Net Income/Loss

During the six month period ended October 31, 2009, we incurred a net loss of $182,130 compared with a net loss of $217,270 for the six month period ended October 31, 2008. For the six month period ended October 31 2009, we began generating revenue across all our divisions at higher gross margins as our operations gear up. As well, this was further offset by recognition of gain in foreign exchange in the six months ended October 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We do not yet have an adequate source of reliable, long-term revenue to fund operations. We may not achieve a consistent and reliable revenue stream adequate to support continued operations and development of our new line of business activities.

As of October 31, 2009, we had cash and cash equivalents of $8,733. We had total current assets of $409,693, which includes $3,199 in prepaid expenses and deposits. Our liquidity as of October 31, 2009 should be interpreted in conjunction with a recorded liability of $597,347 loan payable on demand.

Our financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Effective May 1, 2009, we exited the development stage and we are now actively providing music publishing, digital music, production, and talent management services.  However, we have reported net losses of $182,130 and $217,270 for the six months ended October 31, 2009 and 2008 respectively and have an accumulated deficit of $1,249,139 and stockholders’ deficiency of $699,911 as at October 31, 2009.

The Company’s continued existence is dependent upon its ability to obtain financing and to achieve profitable operations.

The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

SUBSEQUENT EVENTS

In November 2009, we issued 650,000 common stock as required and agreed on under the terms of the Amended Asset Purchase Agreement for the long term investment of a ticketing service company.

On November 30, 2009, we renewed the Independent Contractor Agreement with a sole proprietor, under which the independent contractor would be compensated an advance of $2,500 per month to perform services for a period of six months starting October 1, 2009 to March 31, 2010.

On December 7, 2009, we renewed the Director Service Agreement with a director for another period of twelve months, under which the director would be compensated 25,000 restricted common stock for providing his services.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of October 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of October 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We have a short operating history and have not been profitable since our incorporation in June 2004. Effective May 1, 2009, the Company has exited the development stage and is now actively providing music publishing, digital music, production, and talent management services.  However, we have reported net losses and an accumulated deficit and stockholders’ deficiency at October 31, 2009. Even if we obtain future revenues sufficient to continue to expand our operations, increased operational or marketing expenses could adversely affect our liquidity. The limited extent of our assets and revenues, and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. We have no significant assets or financial resources. Our lack of operating history makes it very difficult for you to make an investment decision based upon our managerial skill. We may never become profitable and our stockholders may lose their entire investment.

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

Douglas McClelland, one of our former directors, controls approximately 70% of our common shares, and he may not vote his shares in a manner that benefits minority stockholders.

As of October 31, 2009, Douglas McClelland, one of our former directors, owns approximately 70% of our voting stock. As a result, Mr. McClelland exercises significant control over our business affairs and policy. Mr. McClelland is able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring, or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of Mr. McClelland. In addition, Mr. McClelland may not have an interest in fully promoting the sale of our common stock if such sales would reduce the opportunity for him to sell his own shares at any time in the future.

Our common stock has experienced in the past, and is expected to experience in the future, significant price and volume volatility, which substantially increases the risk that our stockholders may not be able to sell their shares at or above the price that they paid for the shares.

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. From May 1, 2009 and through October 31, 2009, our common stock was sold and purchased at prices that ranged from a high of $1.06 to a low of $0.07 per share (with prices adjusted for a four-to-one forward split in our stock that occurred on June 6, 2007). An inability for our stockholders to sell their shares in a rapidly declining market as a result of the illiquidity in our stock may substantially increase their risk of loss because the price for our common stock may suffer greater declines due to its price volatility.

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

On October 20, 2008, we issued 20,227 shares of our restricted common stock to Nicole Hughes, as part of the compensation to acquire a publishing catalogue, valued at $4,167. On August 25, 2009, we issued a further 45,998 shares of our restricted common stock, valued at $4,167 as part of the compensation for this publishing catalogue.

On October 20, 2008, we issued 40,000 shares of our restricted common stock to Katrina Lopes, as compensation for serving as the Director of Management Services, valued at $6,800. On August 25, 2009, in compensation for renewing this contract for another term, we issued another 40,000 shares of our restricted common stock, valued at $2,750.

On November 17, 2008, we issued 10,000 shares of our restricted common stock to Sarah Thompson in return for services, valued at $1,600.

On August 25, 2009, we issued 25,000 shares of our restricted common stock to Carl Erion as compensation for services under a joint venture partnership valued at $3,750.

On August 25, 2009, we issued another 25,000 shares of our restricted common stock to Bryan Wills as compensation for services under a joint venture partnership valued at $3,750.

On August 25, 2009, we issued 554,583 shares of our common stock to Gettickets E Solutions Inc. as part of the compensation for our 15% acquisition of the ticketing service company.  This issuance was valued at $83,187.

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

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

During the second quarter of our fiscal year ended April 30, 2010, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

December 22, 2009

By

/s/ Jueane Thiessen

Jueane Thiessen

Chief Financial Officer and Principal Accounting Officer

Date

December 22, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Camara Alford

Camara Alford

Chairman of the Board of Directors

Date

December 22, 2009

By

/s/ Jueane Thiessen

Jueane Thiessen

Director

Date

December 22, 2009

By

/s/ J. Sean Diaz

J. Sean Diaz

Director

Date

December 22, 2009

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

Date: December 22, 2009

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

Date: December 22, 2009

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

The quarterly report on Form 10-Q for the six month period ended October 31, 2009 (the "Form 10-Q") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: December 22, 2009

/s/  Camara Alford

-------------------------------------

By:  Camara Alford

Chief Executive Officer

Date: December 22, 2009

 /s/ Jueane Thiessen

-------------------------------------

By: Jueane Thiessen

Chief Financial Officer and Principal Accounting Officer