Form 10-Q
period 2010-01-31
UOMO Media Inc.
filed 2010-04-20
CIK 1350573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer   ☐ (Do not check if a smaller reporting company)

Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No X

As of April 20, 2010, the registrant had 87,060,324 shares of common stock, par value $0.001, outstanding.

UOMO MEDIA INC.

FORM 10-Q

For the Nine Months ended January 31, 2010

TABLE OF CONTENTS

    PAGE NUMBER

PART I

Item 1.

Financial Statements.

5

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

Operations.

24

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

29

Item 4T.

Controls and Procedures.

29

PART II

Item 1.

Legal Proceedings.

  30

Item 1A.

Risk Factors.

30

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

34

Item 3.

Defaults Upon Senior Securities.

35

Item 4.

Submission of Matters to a Vote of Security Holders.

35

Item 5.

Other Information.

35

Item 6.

Exhibits.

36

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

Financial Statements

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2010 (UNAUDITED)

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

UOMO MEDIA INC.

Page #

Interim Consolidated Balance Sheets as of January 31, 2010 (Unaudited) and April 30, 2009 (Audited)	6

Unaudited Interim Consolidated Statements of Operations for the Nine Months ended January 31, 2010 and 2009	7

Unaudited Interim Consolidated Statement of Changes in Stockholders Deficiency for the Nine Months ended January 31, 2010 and 2009	8-9

Unaudited Interim Consolidated Statement of Cash Flows for the Nine Months ended January 31, 2010 and 2009	10

Condensed Notes to Unaudited Interim Consolidated Financial Statements	11-23

UOMO MEDIA INC.
INTERIM CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2010 AND APRIL 30, 2009
(Amounts expressed in US Dollars)
	Notes	31-Jan-10	30-Apr-09
		(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents		107,724	16,321
Accounts Receivable (less Allowance for Doubtful Accounts		242,178	228,280
$ Nil & $ Nil at January 31, 2010 and April 30, 2009 respectively)
Prepaid Expenses and Deposits		3,199	3,199
		353,101	247,800
Publishing Catalogue	7	400,554	340,000
Long Term Investments	8	299,235	299,235
TOTAL ASSETS		$1,052,890	$887,035
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Advances Against Royalty Revenue – Publishing Catalogue		30,258	32,258
Accounts Payable and Accruals	9	545,597	511,326
Notes Payable	10	737,347	411,454
Other Payable		77,663	42,189
		1,390,865	997,227
Long Term Investment Payable		105,357	259,369
Advances Against Royalty Revenue		273,421	281,754
		1,769,643	1,538,350
COMMITMENTS AND CONTINGENCIES (NOTE 15)
GOING GONCERN (NOTE 2) RELATED PARTY TRANSACTIONS (NOTE 6)
Stockholders' Deficiency:
Capital Stock
Authorized:	12
Common stock (400,000,000 @ par value of $ 0.001)
Issued:
Common Stock	12	87,061	85,737
Additional Paid in Capital		538,078	385,232
Unamortized Stock-based Compensation for Stockholders	14	(10,306)	(55,275)
Accumulated Deficit		(1,331,586)	(1,067,009)
Total Stockholders’ Deficiency		(716,753)	(651,315)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY		$1,052,890	$887,035

The accompanying condensed notes form an integral part of these unaudited interim consolidated financial statements.

UOMO MEDIA INC.
CONSOLIDATED STATEMENT OF OPERATIONS & COMPREHENSIVE LOSS
(Amounts expressed in US Dollars)	Notes

		For the Nine Months Ended January 31		For the Three Months Ended January 31
		2010	2009	2010	2009

Revenue		810,434	635,959	199,197	167,885
Cost of goods sold		766,333	620,978	191,668	168,500
Gross margin		44,101	14,981	7,529	(615)

Expenses:
Selling and administrative		308,678	388,648	89,976	157,569
Amortization		-	1,787	-	-
		285,951	390,435	67,249	157,569

Loss from operations		(264,577)	(375,454)	(82,447)	(158,184)
Net Loss and Comprehensive Loss for the Period		(264,577)	(375,454)	(82,447)	(158,184)

Net Loss per share for the period
Basic		-	-	-	-
Diluted		-	-	-	-
Weighted average number of shares outstanding
Basic		* 86,312,911	*85,226,726	*86,975,541	*85,454,153
Diluted		* 86,312,911	*85,226,726	*86,975,541	*85,454.153

* Reflects the 4:1 stock split effective June 5, 2007 on a retroactive basis.

The accompanying condensed notes form an integral part of these unaudited interim consolidated financial statements.

UOMO MEDIA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE NINE MONTHS ENDED JANUARY 31, 2010 AND 2009
(Amounts expressed in US Dollars)	Common Stock*	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Unamortized Stock-based Compen- sation	Total Stockholders’ Deficiency

Balance as of April 30, 2007 (Audited)	168,296,672	168,297	162,078	(306,914)	(26,120)	(2,659)

Stock returned to Treasury and cancelled on Nov 1, 2007 (Note 12)	(83,296,672)	(83,297)	83,297			-
Issuance of Restricted Stock Units for services	87,500	88	34,912		(35,000)	-
Amortization of stock-based compensation for stockholders					19,460	19,460
Net loss for the year				(301,933)		(301,933)
Imputed interest on shareholder’s loan			4,609			4,609

Balance as of April 30, 2008 (Audited)	85,087,500	85,088	284,896	(608,847)	(41,660)	(280,523)

Issuance of Restricted Stock Units for services	648,585	649	94,668		(95,317)	-
Issuance of Restricted Stock Units as advances
Amortization of stock-based compensation for stockholders					81,702	81,702
Net loss for the year				(458,162)		(458,162)
Imputed interest on shareholder’s loan			5,668			5,668

Balance as of April 30, 2009 (Audited)	85,736,085	85,737	385,232	(1,067,009)	(55,275)	(651,315)

UOMO MEDIA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (cont’d)
FOR THE NINE MONTHS ENDED JANUARY 31, 2010 AND 2009
(Amounts expressed in US Dollars)	Common Stock*	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Unamortized Stock-based Compen- sation	Total Stockholders’ Deficiency

Issuance of Restricted Stock Units for services	90,000	90	13,410		(13,500)	-
Issuance of Restricted Stock Units as advances	29,656	30	4,137		(4,167)	-
Issuance of Stock for acquisition	554,583	554	82,633			83,187
Issuance of Stock for acquisition	650,000	650	49,350			50,000
Amortization of stock-based compensation for stockholders					62,636	62,636
Net loss from May 1 to January 31, 2010				(264,577)		(264,577)
Imputed interest on shareholder’s loan
(May 1 to January 31, 2010)			3,316			3,316

Balance as of January 31, 2010 (Unaudited)	87,060,324	87,061	538,078	(1,331,586)	(10,306)	(716,753)
* The figure in Common Stock reflects the 4:1 stock split effective June 5, 2007 on a retroactive basis.

The accompanying condensed notes form an integral part of these unaudited interim consolidated financial statements.

UOMO MEDIA INC.
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2010 AND 2009
(Amounts expressed in US Dollars)
	For the Nine Months Ended 31-Jan-10	For the Nine Months Ended 31-Jan-09
Cash Flows from Operating Activities
Net Loss	$(264,577)	$(375,454)
Adjustments made to reconcile net loss to net cash
from Operating activities
Amortization	-	1,787
Amortization of Stock Based Compensation	62,636	49,122
Imputed interest on Note Payable	3,316	4,504
Changes in operating assets and liabilities
Decrease in other receivable	-	1,646
Decrease/(increase) in accounts receivable	(13,898)	(160,735)
Increase/(decrease) in advances	(10,333)	318,804
Increase in accounts payable and accruals	34,271	297,729
Increase in other payables	35,474	30,875
Cash flows provided by (used in) operating activities	(153,111)	168,278
Cash Flows from Investing Activities
Decrease in long term investment payable	(20,925)	(39,866)
Purchase of publishing catalogue	(60,554)	(340,000)
Cash flows used in investing activities	(81,379)	(379,866)
Cash Flows from Financing Activities
Note Payable	325,893	218,277
Cash flows provided by financing activities	325,893	218,277
Increase in cash and cash equivalents	91,403	6,689
Cash and cash equivalents, beginning of period	16,321	11,087
Cash and cash equivalents, end of period	$107,724	$17,776

The accompanying condensed notes form an integral part of these unaudited interim consolidated financial statements.

UOMO Media Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

January 31, 2010

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

NOTE 2.   GOING CONCERN

The accompanying consolidated interim financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Effective May 1, 2009, the Company has exited the development stage and is now actively providing music publishing, digital music, production, and talent management services. However, the Company has reported net losses of $264,577 and $375,454 for the nine months ended January 31, 2010 and 2009 respectively and has an accumulated deficit of $1,331,586 and stockholders’ deficiency of $716,753 as at January 31, 2010.

The Company’s continued existence is dependent upon its ability to obtain financing and to achieve profitable operations.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

UOMO Media Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

January 31, 2010

(Amounts expressed in US dollars)

NOTE 3.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified under Accounting Standards Codification (“ASC”) Topic 105-10 which establisheds the FASB Accounting Standards Codification (“the Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. References made to authoritative FASB guidance throughout the consolidated financial statements have been updated to the applicable Codification Section.

Newly Adopted Accounting Pronouncements

(a)

In December 2007, the FASB issued FASB ASC 805-10 (Prior authoritative literature: SFAS No. 141 (revised 2007), “Business Combinations”, which replaces FASB Statement No. 141). FASB ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FASB ASC 805-10 will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The adoption of FASB ASC 805-10 did not have an impact on the Company’s consolidated financial position and results of operations although it may have a material impact on accounting for business combinations in the future which cannot currently be determined.

(b)

In April 2009, the FASB issued FASB ASC 805-10-05 (Previously known as: Statement No. 141(R)-1 "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies"). For business combinations, the standard requires the acquirer to recognize at fair value an asset acquired or liability assumed from a contingency if the acquisition date fair value can be determined during the measurement period. The adoption of FASB ASC 805-10-05 as of January 1, 2009 did not have an impact on the Company's consolidated financial position and results of operations, however it may have a material impact in the future which cannot currently be determined

(c)

In April 2009, the FASB issued FASB ASC 825-10-50 (Previously known as: FASB Staff Position No. FAS 107-1) and FASB ASC 270-10-05 (Prior authoritative literature: APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,”) which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this pronouncement as of May 1, 2009 and it did not have a material impact on the consolidated financial statements.

In January 2010, the FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning February 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning February 1, 2011. The Company will not be required to provide the

UOMO Media Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

January 31, 2010

(Amounts expressed in US dollars)

NOTE 3.   RECENT ACCOUNTING PRONOUNCEMENTS (cont’d)

amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.

(d)

In May 2009, the FASB issued FASB ASC 855-10 (Previously known as: SFAS No. 165, “Subsequent Events”) FASB ASC 855-10 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, FASB ASC 855-10 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. FASB ASC 855-10 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The guidance under ASC Topic 855-10 became effective for the Company as of June 30, 2009

In February 2010, FASB issued ASU 2010-09 Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted ASU 2010-09 in February 2010 and did not disclose the date through which subsequent events have been evaluated.

(e)

In June 2009, the FASB issued ASC 810, “Consolidation” (ASC 810), which changes the approach in determining the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently assess whether they must consolidate VIEs. ASC 810 is effective for annual periods beginning after November 15, 2009. The Company is evaluating the impact, if any, the adoption of ASC 810 will have on its consolidated financial statements.

(f)

In October 2009, the FASB issued new guidance for revenue recognition with multiple deliverables, which is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The Company is currently assessing the impact of adoption on its consolidated financial position and results of operations.

NOTE 4.   CASH AND CASH EQUIVALENTS

Cash equivalents usually consist of highly liquid investments, which are readily convertible into cash with maturity of three months or less when purchased.  As at January 31, 2010, cash equivalents consist of $107,724 (April 30, 2009 - $16,321) as bank balance.

UOMO Media Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

January 31, 2010

(Amounts expressed in US dollars)

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

i)

Music Publishing:

UOMO Music Publishing is tasked with creating a catalogue of assets in the form of copyrights. All of UOMO’s publishing catalogues are owned by UOMO Music Publishing. Services include:

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

a)

Catalogue acquisition

b)

Talent acquisition for/and production activities

c)

Distribution arrangements for projects

UOMO Recorded Music is the record label division of UOMO. All of UOMO’s recording artists’ agreements fall under this division.  Manufacturing and Distribution is secured through Universal Music.  Video production services also falls under this division.

iii)

Digital:

The Company has been developing digital music and video Web 2.0 software.  Digital strategy and communication services also falls under this division.  As well, UOMO’s BasslineHQ division of interactive services falls under this division. BasslineHQ designs, develops, and deploys digital solutions.

iv)

Talent Management:

The Company earns a percentage of gross revenues for all projects it manages.

v)

Marketing:

This division is tasked with finding opportunities for product placements and celebrity endorsement within entertainment properties.

For the nine months ending January 31, 2010, the Company earned revenue from all divisions, with the bulk of its revenues from production activities. These revenues are recognized at the time of performance. The Company defers revenue should payments be received in advance of the above services being recorded. As of January 31, 2010, advances against royalty revenue of $48,828 had been received. Of this amount, $18,570 in royalties have been earned, leaving a net balance of $30,258 in advances against royalty revenue. The amount payable on the purchase of the publishing catalogue (Refer note 6), presented as "Advance Against Royalty Revenue", will be offset against future royalties from music publishing revenue.

UOMO Media Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

January 31, 2010

(Amounts expressed in US dollars)

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

On April 27, 2007, a director of the Company gave an unsecured loan of $50,000, to the Company payable on demand and with no interest. On August 6, 2009, $25,096 of this loan was repaid, leaving a balance of $24,904 remaining. Interest has been imputed and included in Stockholder’s Equity (See Note 10).

On April 30, 2007, the Company entered into a contract to pay one of its directors $10,000 to carry out services as the Company’s director for a term of one year or until removed as a director.  $5,000 in cash was paid in May 2007 and the remaining $5,000 in cash was paid in November 2007.

On November 28, 2007, the Company entered into a contract to pay one of its directors 25,000 common shares to carry out services as the Company’s director for a term of one year or until removed as a director. On April 22, 2008, the Company issued 25,000 shares of its common stock to the director. On December 1, 2008, this contract was renewed under the same terms.  On December 23, 2008, the Company issued 25,000 shares of its common stock to the director.  This contract was renewed again under the same terms on December 7, 2009; shares have not been issued as of April 20, 2010.

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

During the nine months ended January 31, 2010, $67,500 (April 30, 2009 - $90,000) has been paid by cash to the Chief Financial Officer of the Company for professional services rendered.  Prior to the appointment, on May 10, 2005, the Company issued 12,500 shares of its common stock to the Chief Financial Officer in return for cash.

During the nine months ended January 31, 2010, $90,000 (April 30, 2009 - $120,000) has been paid by cash to the CEO of the Company for professional services rendered.

As of January 31, 2010, a director of the Company gave unsecured loans totaling $151,343 to the Company, payable on demand and with no interest (See Note 10).

UOMO Media Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

January 31, 2010

(Amounts expressed in US dollars)

NOTE 6.   RELATED PARTY TRANSACTIONS (cont’d)

The above transactions have been measured and recorded at the fair values at the time of initial measurement and at amortized cost subsequently.

NOTE 7.   PUBLISHING CATALOGUE

The Company has acquired publishing catalogues from third parties in return for cash and common stock measured and recorded at total cost of $400,554.  As at January 31, 2010, there was no impairment in the carrying value of the catalogues, which equates its fair value at the initial measurement.

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

As of January 31, 2010, the Company has paid $72,500 CAD translated to $60,692 USD in cash and issued 1,204,583 common stock as required in the new Amending Agreement. The issuance of 337,500 common stock to be issued on January 1, 2010 has not yet been issued (See Note 15).

UOMO Media Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

January 31, 2010

(Amounts expressed in US dollars)

NOTE 9.  ACCOUNTS PAYABLE AND ACCRUALS

	Jan 31, 2010	Apr 30, 2009
Accounting Charges	184,777	163,779
Professional Fees	105,648	69,466
R & D Expenses Payable	35,200	35,200
Trade Payable – Production Costs	117,625	198,873
Accrued Production Costs	33,825	-
Others	68,522	44,008
	545,597	511,326

NOTE 10.  NOTES PAYABLE

Notes payable include:

	Jan 31, 2010	Apr 30, 2009
Next Level Ltd.	461,100	221,100
Green Stone Capital	100,000	-
Director (Note 10)	151,343	140,354
Shareholder (Note 10)	24,904	50,000
	737,347	411,454

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

On July 31, 2009, the Company borrowed $150,000 against the total $178,900 available to be drawn down. On November 2, 2009, the Company borrowed a further $40,000.  As of January 31, 2010, a total balance owing of $461,100 is due to Next Level Ltd.  The total interest payable on the above notes of $19,859 forms part of the selling and administrative expense in the Income statement, and accounts payable on the Balance sheet.

On January 6, 2010, the Company issued a Note Payable to Green Stone Capital in consideration of an unsecured loan to be paid in two tranches for an aggregate of $150,000.  The first tranche of $100,000 was received on January 6, 2010 with the second tranche of $50,000 to be received on July 2, 2010. Interest payable on the principal amount of each tranche is to be accrued at a fixed rate of 20%. The principal amount of each tranche plus interest is due and payable to Green Stone Capital no later than twelve months from the date of each tranche.  The Company is permitted to make partial payments against the principal amount and interest at any time without penalty. Interest payable on the principal amount shall be reduced and accrued at a fixed rate equal to 10% should the Company wish to pay back the outstanding principal amount at six months from date of each tranche. Interest is calculated at the end of each term. As of January 31, 2010, a total balance owing of $100,000 is due to Green Stone Capital.  The

UOMO Media Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

January 31, 2010

(Amounts expressed in US dollars)

NOTE 10.  NOTES PAYABLE (cont'd)

total interest payable on the above note of $1,425 forms part of the selling and administrative expense in the Income statement, and accounts payable on the Balance sheet.

NOTE 11.  OPERATING LEASE COMMITMENTS

On April 5, 2007, the Company entered into a lease agreement with Regus Business Centres. The lease was for a period of 12 months beginning May 1, 2007 with the option to renew. The lease payment is approximately $236 per month.  This lease was automatically renewed on May 1, 2008 and May 1, 2009 on the same terms.

NOTE 12.   COMMON STOCK

The stockholders' deficiency section of the Company contains the following classes of capital stock as of January 31, 2010:

Common stock, $0.001 par value; 400,000,000* shares authorized and 87,060,324* shares issued and outstanding.

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

January 31, 2010

(Amounts expressed in US dollars)

NOTE 13.   STOCK TRANSACTIONS (cont'd)

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

Q3 2010:

On November 11, 2009, the Company issued 650,000 shares of its common stock as part of the compensation for its acquisition of a ticketing service company.  The value of the shares was calculated at a value of $50,000 or $0.077 per share, which approximated the market value of shares on the date of issuance of $0.07 per share.

UOMO Media Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

January 31, 2010

(Amounts expressed in US dollars)

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

First 12 months

- $600 a month

Next 4 months

- $700 a month

The term of the agreement is 16 months effective from August 1, 2004. The unamortized portion of this is $Nil as at January 31, 2010.

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

First 36 months

- $1,600 a month

Next 8 months

- $1,665 a month

The term of the agreement was 44 months effective from January 1, 2005. The unamortized portion of this is $Nil as at January 31, 2010 (April 30, 2009 - $Nil).

On April 22, 2008, the Company issued 25,000 shares of its common stock to a director of the Company in return for services.  The stock based compensation issued has been valued at $10,000 ($0.40 per share) which was the fair value of the stock on the date of issuance.  The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation was amortized over the term of the service contract between the Company and the director starting May 1, 2008. The unamortized portion of this is $Nil as at January 31, 2010 and has been deducted from stockholders’ deficiency.  On December 23, 2008, the Company issued another 25,000 shares of its common stock to the director in return for services. The stock based compensation issued has been valued at $2,750 ($0.11 per share) which was the fair value of the stock on the date of issuance.  The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation is being amortized over the term of the service contract between the Company and the director starting January 1, 2009. The unamortized portion of this is $Nil as at January 31, 2010 and has been expensed as directors’ fees.

On April 22, 2008, the Company issued 62,500 shares of its common stock to a manager of the Company in return for services.  The stock based compensation issued has been valued at $25,000 ($0.40 per share) which was the fair value of the stock on the date of issuance.  The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation was amortized over the term of the service contract between the Company and the manager starting May 1, 2008. The unamortized portion of this is $Nil as at January 31, 2010 and has been deducted from stockholders’ deficiency. On December 23, 2008, the Company issued 446,429 shares of its common stock to the manager in return for services. The stock based compensation issued has been valued at $50,000 ($0.112 per share); the fair value of the stock on the date of issuance was $0.11. The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation is being amortized over the term of the service contract between the Company and the manager starting January 1, 2009. The unamortized portion of this is $Nil as at January 31, 2010 and has been expensed as consulting fees.

On June 20, 2008, the Company acquired a publishing catalogue in return for cash and common stock.  The Company issued 13,612 shares of its common stock as well as $14,710 in cash as part of the compensation to acquire the publishing catalogue. The stock based compensation issued was valued at $7,500 ($0.551 per share); the fair value of the stock on the date of issuance was $0.35 per share.  The stock must be held for a minimum of six months from the date of issuance. The amount of the stock portion of this compensation was amortized over one year starting July 1, 2008. The unamortized portion of this is $Nil as at January 31, 2010 and has been deducted

UOMO Media Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

January 31, 2010

(Amounts expressed in US dollars)

NOTE 14.   UNAMORTIZED STOCK-BASED COMPENSATION FOR STOCKHOLDERS (cont'd)

from advances payable. On November 17, 2008, the Company issued 45,998 more shares of its common stock as part of this same compensation to acquire the publishing catalogue. The stock based compensation issued has been valued at $7,500 ($0.16305 per share); the fair value of the stock on the date of issuance was $0.16 per share.  The stock must be held for a minimum of six months from the date of issuance. The amount of the stock portion of this compensation is being amortized over one year starting December 1, 2008. The unamortized portion of this is $Nil as at January 31, 2010 and has been deducted from advances payable.

On September 17, 2008, the Company issued 47,319 shares of its common stock to an independent contractor in return for services. The stock based compensation issued was valued at $15,000 ($0.317 per share); the fair value of the stock on the date of issuance was $0.30 per share.  The stock must be held for a minimum of six months from the date of issuance. The amount of this compensation was amortized over the term of the service contract between the Company and the independent contractor starting November 1, 2008. The unamortized portion of this is $Nil as at January 31, 2010 and has been expenses as production expense.

On October 20, 2008, the Company acquired a publishing catalogue in return for cash and common stock.  The Company issued 20,227 shares of its common stock as well as $6,918 in cash as part of the price to acquire the publishing catalogue. The stock based compensation issued was valued at $4,167 ($0.206 per share); the fair value of the stock on the day of issuance was $0.17 per share.  The stock must be held for a minimum of six months from date of issuance. The amount of the stock portion of this compensation was amortized over one year starting November 1, 2008. The unamortized portion of this is $Nil as at January 31, 2010 and has been deducted from advances payable. On August 25, 2009, the Company issued 29,656 more shares of its common stock as part of this same compensation to acquire the publishing catalogue. The stock based compensation issued has been valued at $4,167 ($0.1405 per share); the fair value of the stock on the date of issuance was $0.15 per share.  The stock must be held for a minimum of six months from the date of issuance. The amount of the stock portion of this compensation is being amortized over one year starting September 1, 2009. The unamortized portion of this is $2,430 as at January 31, 2010 and has been deducted from advances payable.

On October 20, 2008, the Company issued 40,000 shares of its common stock to a manager of the Company in return for services.  The stock based compensation issued has been valued at $6,800 ($0.17 per share) which was the fair value of the stock on the date of issuance.  The stock must be held for a minimum of six months from the date of issuance. The amount of this compensation is to be amortized over the term of the service contract between the Company and the manager starting November 1, 2008. The unamortized portion of this is $Nil as at January 31, 2010 and has been expensed as consulting fees. On August 25, 2009, the Company issued 40,000 more shares of its common stock to the manager in return for services.  The stock based compensation issued has been valued at $6,000 ($0.15 per share) which was the fair value of the stock on the date of issuance.  The stock must be held for a minimum of six months from the date of issuance. The amount of this compensation is to be amortized over the term of the service contract between the Company and the manager starting September 1, 2009. The unamortized portion of this is $3,500 as at January 31, 2010 and has been expensed as consulting fees.

On November 17, 2008, the Company issued 10,000 shares of its common stock to an independent contractor in return for services. The stock based compensation issued has been valued at $1,600 ($0.16 per share) which was the fair value of the stock on the day of issuance.  The stock must be held for a minimum of six months from the date of issuance. The amount of this compensation is being amortized over the term of the service contract between the Company and the independent contractor starting December 1, 2008. The unamortized portion of this is $Nil as at January 31, 2010 and has been expensed as consulting fees.

On August 25, 2009, the Company issued 25,000 shares of its common stock to an independent contractor in return for services. The stock based compensation issued has been valued at $3,750 ($0.15 per share) which was the fair value of the stock on the day of issuance.  The stock must be held for a minimum of twelve months from the date of issuance. The amount of the stock portion of this compensation is being amortized over one year starting September 1, 2009. The unamortized portion of this is $2,188 as at January 31, 2010 and has been expensed as consulting fees.

UOMO Media Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

January 31, 2010

(Amounts expressed in US dollars)

NOTE 14.   UNAMORTIZED STOCK-BASED COMPENSATION FOR STOCKHOLDERS (cont'd)

On August 25, 2009, the Company issued another 25,000 shares of its common stock to another independent contractor in return for services. The stock based compensation issued has been valued at $3,750 ($0.15 per share) which was the fair value of the stock on the day of issuance.  The stock must be held for a minimum of twelve months from the date of issuance. The amount of the stock portion of this compensation is being amortized over one year starting September 1, 2009. The unamortized portion of this is $2,188 as at January 31, 2010 and has been expensed as consulting fees.

The total unamortized portion of stock based compensation for shareholders is $10,306 as at January 31, 2010 (April 30, 2009 - $55,275).

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

On October 8, 2008, the Company entered into an Independent Contractor Agreement with a sole proprietor, under which the independent contractor would be compensated an advance of $2,000 per month to perform services for a period of six months to April 20, 2009. While there was no formal renewal, the agreement was continued on a month-to-month basis to September 30, 2009.  On November 30, 2009, the agreement was renewed to April 20, 2010 for compensation of $2,500 per month.

On December 7, 2009, the Company renewed a contract to pay one of its directors 25,000 common shares to carry out services as the Company’s director for a third term of one year or until removed as a director.  As of April 20, 2010, these shares have not been issued yet.

On January 16, 2009, the Company acquired a 15% preferred share ownership of a ticketing service company in consideration for cash, stock, and warrants.  On October 26, 2009, the Company amended the original Asset Purchase Agreement dated January 16, 2009, to change the financial terms only.  Under the terms of the new agreement, the following payments will be further required:

UOMO Stock Units:

337,500 stock units to become free trading as of January 1, 2010 (see Note 8 – common stock has not been issued as of April 20, 2010)

750,000 stock units to become free trading as of November 1, 2010

UOMO Media Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

January 31, 2010

(Amounts expressed in US dollars)

NOTE 16.   SUBSEQUENT EVENTS

On March 23, 2010, the Company entered into a Director Service Agreement with a newly appointed director to carry out services as a Company director for a term of one year or until removed as a director.  As of April 20, 2010, these shares have not been issued yet.

NOTE 17.   GEOGRAPHIC AND SEGMENTED INFORMATION

All the Company's operations and assets are located in Canada. For the nine months ended January 31, 2010, total revenue from continuing operations in Canada was $810,434. We evaluate performance based on gross margins (total revenues less costs of production and licensing) before operating costs.  We do not manage our operating costs on a segment basis as our sales, marketing and support personnel, management team, and consultants work across all segments.  Additionally, we do not track assets by segment and therefore asset disclosures by segment are not relevant and are not presented.

Financial information for the Company’s reportable segments is summarized below.

	For the Nine Months Ended Jan 31, 2010	For the Nine Months Ended Jan 31, 2009	For the Three Months Ended Jan 31, 2010	For the Three Months Ended Jan 31, 2009
Total Revenues
Production	723,174	617,859	199,197	167,848
Publishing	2,000	16,570	-	-
Digital	19,500	-	-	-
Management & Other	65,760	1,530	-	37
Total Revenues	810,434	635,959	199,197	167,885

Cost of Revenue:
Production	709,475	616,232	190,537	163,754
Publishing	-	-	-	-
Digital	17,275	-	-	-
Other	39,583	4,746	1,131	4,746
Total Cost of Revenues	766,333	620,978	191,668	168,500

Gross Margin:
Production	13,699	1,627	8,660	4,094
Publishing	2,000	16,570	-	-
Digital	2,225	-	-	-
Other	26,177	(3,216)	(1,131)	(4,709)
Total Gross Margin	44,101	14,981	7,529	(615)

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis compares our results of operations for the nine months ended January 31, 2010 to the same period in 2009. This discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended January 31, 2010. This quarterly report contains certain forward-looking statements and our future operation results could differ materially from those discussed herein.

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

i)

Music Publishing:

UOMO Music Publishing is tasked with creating a catalogue of assets in the form of copyrights. All of UOMO’s publishing catalogues are owned by UOMO Music Publishing.  Services include:

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

a)

Catalogue acquisition

b)

Talent acquisition for/and production activities

c)

Distribution arrangements for projects

UOMO Recorded Music is the record label division of UOMO. All of UOMO’s recording artists’ agreements fall under this division.  Manufacturing and Distribution is secured through Universal Music.  Video production services also falls under this division.

iii)

Digital:

The Company has been developing digital music and video Web 2.0 software. Digital strategy and communication services also falls under this division.  As well, UOMO’s BasslineHQ division of interactive services falls under this division. BasslineHQ designs, develops, and deploys digital solutions. UOMO has also acquired a 15% preferred share ownership of a ticketing service company called Gettickets which falls under this division.

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

Stock-based compensation

We have adopted FASB ASC 718 (Prior authoritative literature: SFAS 123 (revised in December 2004), “Share Based Payment,” which requires us to measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee or a non-employee is required to provide service in exchange for the award-the requisite service period. We do not recognize compensation cost for equity instruments employee share options and similar instruments using option-pricing models adjusted for the unique characteristics of those instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board ("FASB") issued guidance now codified under Accounting Standards Codification ("ASC") Topic 105-10 which established the FASB Accounting Standards Codification ("the Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. References made to authoritative FASB guidance throughout the consolidated financial statements have been updated to the applicable Codification Section.

Newly Adopted Accounting Pronouncements

(a)

In December 2007, the FASB issued FASB ASC 805-10 (Prior authoritative literature: SFAS No. 141 (revised 2007), “Business Combinations”, which replaces FASB Statement No. 141). FASB ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FASB ASC 805-10 will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The adoption of FASB ASC 805-10 did not have an impact on the Company’s consolidated financial position and results of operations although it may have a material impact on accounting for business combinations in the future which cannot currently be determined.

(b)

In April 2009, the FASB issued FASB ASC 805-10-05 (Previously known as: Statement No. 141(R)-1 "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies"). For business combinations, the standard requires the acquirer to recognize at fair value an asset acquired or liability assumed from a contingency if the acquisition date fair value can be determined during the measurement period. The adoption of FASB ASC 805-10-05 as of January 1, 2009 did not have an impact on the Company's consolidated financial position and results of operations, however it may have a material impact in the future which cannot currently be determined

(c)

In April 2009, the FASB issued FASB ASC 825-10-50 (Previously known as: FASB Staff Position No. FAS 107-1) and FASB ASC 270-10-05 (Prior authoritative literature: APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,”) which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this pronouncement as of May 1, 2009 and it did not have a material impact on the consolidated financial statements.

In January 2010, the FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning February 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning February 1, 2011. The Company will not be required to provide the

NOTE 3.   RECENT ACCOUNTING PRONOUNCEMENTS (cont’d)

amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.

(d)

In May 2009, the FASB issued FASB ASC 855-10 (Previously known as: SFAS No. 165, “Subsequent Events”) FASB ASC 855-10 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, FASB ASC 855-10 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. FASB ASC 855-10 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The guidance under ASC Topic 855-10 became effective for the Company as of June 30, 2009

In February 2010, FASB issued ASU 2010-09 Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted ASU 2010-09 in February 2010 and did not disclose the date through which subsequent events have been evaluated.

(e)

In June 2009, the FASB issued ASC 810, “Consolidation” (ASC 810), which changes the approach in determining the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently assess whether they must consolidate VIEs. ASC 810 is effective for annual periods beginning after November 15, 2009. The Company is evaluating the impact, if any, the adoption of ASC 810 will have on its consolidated financial statements.

(f)

In October 2009, the FASB issued new guidance for revenue recognition with multiple deliverables, which is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The Company is currently assessing the impact of adoption on its consolidated financial position and results of operations.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2010 AS COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 2009

Revenue

For the nine months ended January 31, 2010, we generated $810,434 in revenues generated across all divisions. For the nine months ended January 31, 2009, we generated $635,959.

Cost of Goods Sold

During the nine months ended January 31, 2010, we incurred $766,333 in cost of goods sold expense.  For the same nine month period ended January 31, 2009, we incurred $620,978 cost of goods sold expense during this period.

Expenses

During the nine months ended January 31, 2010, we incurred total selling and administrative expense from operations of $308,678. For the same nine month period ended January 31, 2009, we incurred total expenses from operations of $390,435 comprised of selling and administrative expense of $388,648 and amortization expense of $1,787. The largest two expenses in the nine months ended January 31, 2010, besides Cost of Goods Sold expense of $766,333, were $192,302 for consulting and management services, and $86,791 for accounting fees, compared to $180,683 for consulting and management services, and $74,759 for accounting fees, the two largest expenses for the nine months ended January 31, 2009.  Expenses were about the same in both periods, however, total expenses were offset by a $28,108 gain in foreign exchange in the nine months ended January 31, 2010 compared to a $52,042 loss in foreign exchange for the same nine months in the prior period, mostly due to accounts receivable.

Net Income/Loss

During the nine month period ended January 31, 2010, we incurred a net loss of $264,577 compared with a net loss of $375,454 for the nine month period ended January 31, 2009. For the nine month period ended January 31 2010, we began generating revenue across all our divisions at higher gross margins as our operations gear up. As well, this was further offset by recognition of gain in foreign exchange in the nine months ended January 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We do not yet have an adequate source of reliable, long-term revenue to fund operations. We may not achieve a consistent and reliable revenue stream adequate to support continued operations and development of our new line of business activities.

As of January 31, 2010, we had cash and cash equivalents of $107,724. We had total current assets of $353,101, which includes $3,199 in prepaid expenses and deposits. Our liquidity as of January 31, 2010 should be interpreted in conjunction with a recorded liability of $737,347 loan payable on demand.

Our financial statements are prepared and presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Effective May 1, 2009, we exited the development stage and we are now actively providing music publishing, digital music, production, and talent management services.  However, we have reported net losses of $264,577 and $375,454 for the nine months ended January 31, 2010 and 2009 respectively and have an accumulated deficit of $1,331,586 and stockholders’ deficiency of $716,753 as at January 31, 2010.

The Company’s continued existence is dependent upon its ability to obtain financing and to achieve profitable operations.

The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

SUBSEQUENT EVENTS

On March 23, 2010, the Company entered into a Director Service Agreement with a newly appointed director to carry out services as a Company director for a term of one year or until removed as a director.  As of April 20, 2010, these shares have not been issued yet.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of January 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of January 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We have a short operating history and have not been profitable since our incorporation in June 2004. Effective May 1, 2009, the Company has exited the development stage and is now actively providing music publishing, digital music, production, and talent management services.  However, we have reported net losses and an accumulated deficit and stockholders’ deficiency at January 31, 2010. Even if we obtain future revenues sufficient to continue to expand our operations, increased operational or marketing expenses could adversely affect our liquidity. The limited extent of our assets and revenues, and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. We have no significant assets or financial resources. Our lack of operating history makes it very difficult for you to make an investment decision based upon our managerial skill. We may never become profitable and our stockholders may lose their entire investment.

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

As of January 31, 2010, Douglas McClelland, one of our former directors, owns approximately 70% of our voting stock. As a result, Mr. McClelland exercises significant control over our business affairs and policy. Mr. McClelland is able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring, or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of Mr. McClelland. In addition, Mr. McClelland may not have an interest in fully promoting the sale of our common stock if such sales would reduce the opportunity for him to sell his own shares at any time in the future.

Our common stock has experienced in the past, and is expected to experience in the future, significant price and volume volatility, which substantially increases the risk that our stockholders may not be able to sell their shares at or above the price that they paid for the shares.

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. From May 1, 2009 and through January 31, 2010, our common stock was sold and purchased at prices that ranged from a high of $1.06 to a low of $0.035 per share (with prices adjusted for a four-to-one forward split in our stock that occurred on June 6, 2007). An inability for our stockholders to sell their shares in a rapidly declining market as a result of the illiquidity in our stock may substantially increase their risk of loss because the price for our common stock may suffer greater declines due to its price volatility.

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

On November 11, 2009, we issued 650,000 shares of our common stock to Gettickets E Solutions Inc. as part of the compensation for our 15% acquisition of the ticketing service company.  This issuance was valued at $50,000.

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

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

During the third quarter of our fiscal year ended April 30, 2010, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

10.9.

Independent Contractor Agreement between UOMO Media Inc. and Katrina Lopes, dated November 30, 2009 (included as Exhibit 10.1 to the Form 8-K filed December 2, 2009 and incorporated herein by reference).

10.10.

Director Service Agreement between UOMO Media Inc. and J. Sean Diaz, dated December 7, 2009 (included as Exhibit 10.1 to the Form 8-K filed December 10, 2009 and incorporated herein by reference).

10.11.

Promissory Note between UOMO Media Inc. and Green Stone Capital., dated January 6, 2010

(included as Exhibit 10.1 to the Form 8-K filed January 11, 2010 and incorporated herein by reference).

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

April 20, 2010

By

/s/ Jueane Thiessen

Jueane Thiessen

Chief Financial Officer and Principal Accounting Officer

Date

April 20, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Camara Alford

Camara Alford

Chairman of the Board of Directors

Date

April 20, 2010

By

/s/ Jueane Thiessen

Jueane Thiessen

Director

Date

April 20, 2010

By

/s/ J. Sean Diaz

J. Sean Diaz

Director

Date

April 20, 2010

By

/s/ Jacob Goldbas

Jacob Goldbas

Director

Date

April 20, 2010

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

Date: April 20, 2010

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

Date: April 20, 2010

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

The quarterly report on Form 10-Q for the nine month period ended January 31, 2010 (the "Form 10-Q") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 20, 2010

/s/  Camara Alford

-------------------------------------

By:  Camara Alford

Chief Executive Officer

Date: April 20, 2010

 /s/ Jueane Thiessen

-------------------------------------

By: Jueane Thiessen

Chief Financial Officer and Principal Accounting Officer